Form 10KSB40
period 1999-12-31
CYNET INC
filed 2000-03-30
CIK 1027878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-28349

                                   CYNET, INC.
      (Exact name of small business issuer as specified in its charter)

                 Texas                                 76-0467099
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

      12777 Jones Road, Suite 400
      Houston, Texas                                   77070
      (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (281) 897-8317

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, no par value
                       Class B Common Stock, no par value

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

      Issuer's revenues for its most recent fiscal year were $8,626,675.

      As of March 15, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $38,989,636, based on the closing sale price of such common equity on that date.

      As of March 15, 2000, 26,111,813 shares of the issuer's Class A Common Stock were outstanding and 2,242,952 shares of the issuer's Class B Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                   Documents incorporated by reference: None.

                                   CYNET, INC.

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 1999

                                      INDEX

                                                                            PAGE

PART I
      Item 1. Description of Business..............................,...........2
      Item 2. Description of Properties.......................................12
      Item 3. Legal Proceedings...............................................12
      Item 4. Submission of Matters to a Vote of Security Holders.............12

PART II
      Item 5. Market for Common Equity and Related Stockholder Matters........13
      Item 6. Management's Discussion and Analysis or Plan of Operation.......14
      Item 7. Financial Statements............................................18
      Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................18

PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............19
      Item 11. Security Ownership of Certain Beneficial Owners and
               Management.....................................................28
      Item 12. Certain Relationships and Related Transactions.................30
      Item 13. Exhibits and Reports on Form 8-K...............................32

                           FORWARD LOOKING STATEMENTS

         When used in this Form 10-KSB and elsewhere by management or CYNET, Inc. ("CYNET" or the "Company") from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning CYNET's operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about CYNET's business strategy and means to implement the strategy, CYNET's objectives, the amount of future capital expenditures, the likelihood of CYNET's success in developing and introducing new products and services and expanding its business, and the timing of the introduction of new and modified products and services. For those statements, CYNET claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates inherently subject to significant risks and uncertainties, many of which are beyond the control of CYNET, and reflect future business decisions, which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in CYNET's forward-looking statements, including the following factors:

         - factors described from time to time in the Company's press releases, reports and other filings made with the Securities and Exchange Commission;

         - CYNET's ability to manage its growth and to respond to rapid technological change and risk of obsolescence of its products, services and technology;

         -     market acceptance of new products and services;

         - development of effective marketing, pricing and distribution strategies for new products and services;

         - the success of CYNET's strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

         -     possible adverse results of pending or future litigation;

         - risks associated with interruption in CYNET's services due to the failure of the platforms and network infrastructure used in providing its services; and

         - legislative or regulatory changes may adversely affect the business in which CYNET is engaged.

         CYNET, Inc. cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-KSB. CYNET assumes no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date of this Form 10-KSB, or the date of the statement, if a different date.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

SERVICES

         The Company is an Internet business applications solutions provider integrating convergent messaging with Internet Services. The Company's products and services are CONVERGENT MESSAGING which includes fax, data, voice, e-mail and wireless messaging; and INTERNET SERVICES which includes custom application development, e-commerce development, web content creation, web hosting and Internet access.

         The Company is a Texas corporation and was founded in 1995 to provide fax services for business- to-business communications. The Company capitalized on the dramatic increase in the usage of third-party fax services and created a niche market for itself with its fax broadcast desktop client software and related services. In 1997, the Company introduced its point-to-point desktop software and fax service in order to expand its marketing efforts.

         In response to the rapid growth and popularity of e-mail and the Internet as a primary communications medium, the Company set out to become an applications service provider offering full service Internet messaging. In 1998, the Company added Internet-to-fax, fax-to-e-mail, e-mail broadcast, voice broadcast, and teleconferencing services to its product offerings. To further enhance its convergent messaging services, the Company, through its subsidiary, Worldwide Marketing Services, Inc., added enhancement services such as list procurement, full-service graphic design and copy development services for its customers. These additional services enabled the Company to provide its customers with complete messaging solutions with "end-to-end" control of the solutions.

         In July 1999, the Company began offering Internet-based services by acquiring CYNET Interactive, Inc. ("CYNET Interactive"), a wholly owned subsidiary of Cynet Holdings, LLC ("Cynet Holdings"). See "Certain Relationships and Related Transactions." The acquisition of CYNET Interactive allowed the Company to expand its messaging and broadcast enhancement services to include web site design, Internet application development for e-commerce and other Internet-based applications, and web site hosting. Through a series of projects, the Company has integrated its messaging services with Internet applications, creating solutions that are more effective for its customers. The Company's current Internet projects include the development of on-line shopping malls, integrated procurement centers, energy trading applications and Internet web-based magazines for customers. In July 1999, the Company entered into a strategic alliance with a major Internet service provider to enable the Company to expand its products and services to include Internet access for business customers. The Company expects this alliance will enable the Company to provide complete, "end-to-end" Internet business solutions just as it is able to provide complete, "end-to-end" messaging business solutions. The Company's solutions selling approach allows the Company to effectively deliver its customers' messages irrespective of the transmission medium.

STRATEGY

         The Company's strategy is to position itself as a full service provider of convergent messaging and Internet service solutions. The Company coordinates the delivery of and supports these diverse but related services through a series of seamless strategic alliances connecting through the Company's core products and services. The Company's sales efforts have been refocused to target Fortune 500 and other large corporate and medium-sized companies offering a unified solution. This sales effort has been further enhanced by the vertical market segmentation of the Company's sales force. With a vertical market focused sales force, the Company expects to better interface with a number of strategic alliances and resellers who are able to sell the Company's products and services. See "--Strategic Relationships" below.

CURRENT MESSAGING AND INTERNET MARKET

THE INTERNET

         The Internet has experienced rapid growth and has developed into a significant tool for global communications, commerce and media, enabling millions of people to share information and transact business electronically. Forrester Research, Inc. ("Forrester"), a technology research firm, estimates that there were over 76 million and 51 million web users in the United States and over 147 million and 97 million worldwide at the end of 1999 and 1998, respectively. Forrester projects these numbers will increase to over 135 million web users in the United States and over 319 million worldwide by the end of 2002. Internet- based businesses have emerged to offer a variety of products and services over the Internet. Advances in online security and payment mechanisms have also prompted more businesses and consumers to engage in electronic commerce. Forrester estimates that the value of purchases of goods and services on the Internet, excluding fund transfers and stock transfers, will grow from $32.4 billion worldwide in 1998 to $425.7 billion worldwide in 2002.

TRENDS IN INTERNET MESSAGING

         E-mail, the most widely adopted Internet application, ranges from a personal messaging tool to a strategic business tool. According to Electronic Mail & Messaging Systems, an Internet publication, there were approximately 435 million and 325 million e-mail accounts in operation at the end of 1999 and 1998, respectively. E-mail messages have increased in volume and functionality, and this trend is expected to continue. For example, e-mail has become a major vehicle for e-commerce transactions. Forrester estimates that by 2001 the typical online consumer will participate in eight to ten commerce-related exchanges via e-mail per week. The e-mail account as a locating and delivery device has become the platform for additional applications such as directory services, scheduling and document sharing. Furthermore, the e-mail account can function as a central repository to receive, send, forward, organize and prioritize voice mail, fax and e-mail messages, thus creating unified messaging.

         With continuing developments in technology, the various messaging media are currently in the process of converging. Communication channels are becoming interchangeable as consumers can send the same message through e-mail, voice mail and fax. With the unification of these functions, consumers increasingly value messaging services that are "device-independent." Consumers appreciate the ability to send and retrieve messages in any form and in the most convenient manner: e-mail, voice mail or fax - (using the telephone, personal computer, and traditional fax machine) or accessing the web.

         As e-mail continues to grow and a portion of fax traffic migrates to the Internet, industry analysts are predicting rapid growth of services that unify and simplify the messaging and communications needs of e-mail users. Forrester defines unified messaging as a "single 'in-box' for voice, e-mail and fax messages that is accessible by both telephone and personal computer." International Data Corporation ("IDC"), a technology research firm estimates that the market for unified messaging will grow from approximately 90,000 unified messaging mailboxes in 1998 to over 12.9 million boxes in 2002 in the United States alone generating $20 million in unified messaging revenue per month.

TRENDS IN FAXING

         The fax machine is a valuable tool for communication for businesses and individuals. Although e-mail traffic is growing rapidly, faxing continues to grow because telephone rates continue to decrease and computer-based fax facilitates broadcast fax and fax-enabled applications. Forrester estimates that worldwide fax transmissions will increase from 540 billion and 395 billion minutes in 1999 and 1998, respectively, to 647 billion minutes in 2002. According to Forrester, fax transmissions generated estimated revenues of $125 billion and $92 billion in 1999 and 1998, respectively, and are projected to generate $103 billion in 2002.

         The transmission of faxes over the Internet has become an increasingly popular tool and provides a low cost method to send and receive faxes. In addition to Internet faxing, users are increasingly faxing documents directly from their computers over traditional telephone lines, thereby growing less dependent on traditional fax machines. IDC estimates that the share of faxes sent using a fax machine in the United States was 82% in 1998 and is projected to be 58% in 2002.

         Recent advances in technology allow users to send and receive faxes from their computers using e-mail to transmit data over the Internet. Internet faxing using e-mail reduces labor costs associated with traditional faxing by allowing users to send, receive and manage faxes from their computers, and reduces carrier costs because of the use of the Internet rather than telephone lines as the transmission medium.

INTERNET COMMERCE

         The Company believes the worldwide Internet commerce software applications market is growing at a significant rate as Internet e-commerce increases. According to Forrester's Internet Commerce Software Applications Market Review and Forecast, revenues derived from Internet e-commerce soared 280% and 154% to $1.7 billion and $444 million in 1999 and 1998, respectively, and are expected to increase another 771% to approximately $13.1 billion in 2003. The Company believes many companies will be developing e-commerce sites over the coming years as e-commerce presents vendors with sales opportunities.

         The proliferation of Internet Service Providers ("ISPs") has enabled more vendors to use the Internet as a marketing and sales tool. As vendors shift marketing strategies toward on-line buyers, the Company believes they will seek single service providers who are able to meet all of their business marketing needs, including high priority messaging, web hosting and Internet content development.

NEED FOR COST-EFFECTIVE SOLUTIONS

         The Company believes businesses constantly seek to cost-effectively manage expanding, increasingly sophisticated communications systems making utilization of third parties to manage their messaging and Internet needs preferable. Moreover, the Company believes businesses often find it difficult to implement state-of-the-art technology in their own infrastructure, as experts are scarce and costly to hire, train and retain. Consequently, the Company believes organizations, in an effort to reduce costs and time-to-market with complex technologies, will look to Internet-based solutions to outsource non-core competencies.

         The Company provides businesses convenient, cost-effective and reliable Internet-based messaging and communications services. The Company provides a commercially available, Internet-based messaging service that supports business fax, e-mail, voice mail and supporting services. The Company deploys an integrated Internet and Public Switched Telephone Network solution based on economy and reliability. The Company also provides a host of electronic commerce solutions, as well as, Internet content support and ISP services. The Company believes that by providing a fully integrated suite of products and services, its customers are able to minimize complexity in messaging and e-commerce services and maximize productivity.

         Many autonomous communications services are currently provided through hardware-based legacy systems, including landline telephone systems, messaging devices and local area networks ("LANs") that reside, entirely or partially, at a customer's location. The architecture of the customer's equipment comprising such systems is often resistant to unification with other systems and networks, making integration difficult and expensive. Increasingly, users are demanding the combination of existing services with more open and intelligent worldwide communications networks such as the Internet. CYNET believes that, due to the expansion of Internet communications and the complexity of the unification of current telecommunications and Internet services, outsourcing communications requirements to third parties, such as CYNET, will soon become widely utilized by Companies and individuals alike. Management believes its one-stop, customized, network-based solutions for streamlining communications place the Company in a position to capitalize on these trends.

OPERATIONS

         The Company's operations include forwarding customer messages and delivering Internet services. The Messaging services are customer driven using Microsoft Windows-TM--based desktop client software to electronically transfer to the Company the customer's message and delivery instructions (such as fax telephone numbers, e-mail addresses, voice mail telephone numbers, and merge fields for personalizing the message). The customer elects whether to transfer the document and instructions to the Company by using the Internet (e-mail) or a direct dial (modem-to-modem) connection. The Company receives the document and instructions in an electronic format and automatically executes those instructions without the necessity of human intervention. The Company's operation software connects the delivery instructions with the customer's document, organizes the packets of data and transmits the information to the destination telephone numbers or e-mail addresses as designated. The Company's technical staff monitors the job queue on a 24 hour, 7-day per week basis to ensure that the system is efficiently delivering customer jobs. The Company's customer service staff is available on a 24 hour, 7-day per week basis to assist customers with questions concerning the submission of jobs, the status of the jobs or any problems needing resolution. After any customer job has been executed, the customer may electronically view a detailed log showing the document delivery status for each intended recipient.

         Internet access, transmission, co-location and related Internet services are directly handled by a third-party ISP. The Company's technical staff monitors both the web site hosting services and the messaging job queues. Other Internet services are handled by the Company's production staff, which accepts the specifications on customer projects, interfaces with the customer and determines which of the Company's resources are needed to meet customer requirements.

         The Company's operations include Network Operations (technicians to monitor the servers and messaging queues), Customer Service, Engineering (developers for custom messaging and Internet application development), Graphics (writers of document, web site and web content design), and Copy (designers of document, web site and web content).

         The Company uses various long distance carriers. Major telecommunications carriers have competed and are expected to continue to compete to obtain the Company as a customer. Deregulation in the telecommunications industry has enabled the Company to enter into agreements with several carriers to provide long distance service at cost-effective rates. The Company intends to add additional telecommunications facilities and enhance its network infrastructure to meet the anticipated traffic needs and maintain excess capacity to accommodate expected increases in demand for its services.

         The Company has developed safeguards to minimize the impact of power outages and other operational problems. It has installed power backup systems at its computer center in Houston, Texas to provide an uninterrupted power supply in the event of a disruption in local utility services. The Company has not suffered any material interruption in its business due to power outages or similar problems. As the Company grows, it intends to add another primary computer center hub for back up and expansion.

CYNET SERVICES

FAX BROADCAST

         The Company's automated fax broadcasting service allows its customers to mass-distribute business documents over broad geographical areas during specified periods of time. After the customer electronically submits a batch order for a broadcast, the Company's system automatically generates and delivers a complete report that details information about the order, such as destination cities, area codes, number of pages and all costs associated with transmission. After the Company has completed the broadcast, customers can access a detailed report, which can be used for monitoring results, updating telephone lists and other external applications.

POINT-TO-POINT FAX

         The Company's point-to-point enhanced fax service allows customers to fax directly from their desktops to recipients using the Company's system. This service can be fully customized to each customer's individual faxing needs. The features include: (i) customization of cover pages, (ii) implementation of accounting codes, (iii) development of control centers that maintain and manage faxes, (iv) receipt of delivery and non-delivery reports via e-mail and
(v) production of daily journals.

FAX TO E-MAIL

         The Company's fax-to-email service provides customers an automated, easy-to-use desktop solution that interfaces with most Internet e-mail services. This service is ideal for professionals performing high-volume sales and marketing operations or operating inbound call centers. Customers are assigned a toll-free or local virtual fax number, which is linked to their e-mail address and to the Company's fax viewer software. The program receives inbound faxes and sends them directly to the customer's desktop as e-mail. This service allows a customer to receive, view, store, forward and print confidential inbound faxes from any location where they have e-mail access.

INTERNET TO FAX

         The Company's Internet to fax service integrates traditional e-mail with point-to-point fax capabilities. This service allows customers to transmit high volume, web-generated documents to other e-mail addresses, telex addresses and fax numbers simultaneously. This service allows any merchant to do e-commerce with or without a personal computer. Additionally, customers receive delivery confirmation reports either by e-mail or by fax. An added feature is the ability to include custom logos and to insert automatic headers into outgoing messages. This product can also be customized to assign individual billing codes and tracking reference numbers on faxes and telexes for easy record keeping.

E-MAIL TO E-MAIL

         The Company's E-mail to E-mail service gives customers the ability to broadcast e-mail messages to any number of recipients simultaneously. The Company's service has the capability to deliver approximately 200 e-mail messages per second or 720,000 per hour. To use this service, the customer simply forwards an e-mail address list to the Company. The customer then submits a message. The Company's systems automatically broadcast the message to the addresses electronically over the Internet. Added features of this product are: (i) the ability to attach documents, (ii) the presence of a special e-mail address for forwarding outbound messages and (iii) the availability of delivery priority options: InstaMail for immediate delivery or Scheduled for a specific time.

IMAGE RESOLUTION/DOCUMENT ENHANCEMENT

         The Company's image resolution and document enhancement service can be used in conjunction with any of the Company's messaging services. To use this service, the customer submits graphics, photos, and brochure layouts, catalogs with pictures and artwork or any other type of document before transmission. The Company's graphics technicians and engineers then enhance the document to ensure top quality output to any receiver.

CELL/MODEM

         The Company's Complete Wireless Cell/Modem is a high-speed V.34 cellular modem that transfers at landline speeds up to 33.6Kbps and cellular speeds up to 21.6Kbps. This cellular modem can be used with your laptop to access the Internet, as well as send/receive data, fax, email and voice communications. It is designed to be compatible with any laptop or portable device equipped with a PCMCIA Type III slot and contains a built-in cell phone, eliminating the need for a separate device for voice communications.

VOICE BROADCAST

         The Company's voice-broadcasting service gives customers the capability to transmit voice broadcasts without having to navigate through various types of telephone PBX systems. Once an account has been established, the customer is given a toll free access number to call to record a message for broadcast. The customer then submits name and voice number lists in digital format to schedule the broadcast delivery time. The Company's live operators navigate the requisite auto-attendant systems and drop the messages into the voice mailboxes the customer specifies.

VOICE TELECONFERENCING

         The Company's voice teleconferencing service offers two distinct conference-calling services. The first service, "Meet Me," is a conference call scheduling service. Customers provide to the Company the names and numbers of all parties desired for a conference call and the Company's live operators relay the date, time and call-in phone number to all specified parties before the scheduled date. The second service, "Dial Out," allows customers to have one of the Company's operators dial out and connect all parties at the scheduled meeting time. These services are ideal for business, medical, educational and political organizations that frequently engage in conference calls.

ISP SERVICES

         The Company offers full-service, dedicated and dial-up ISP capabilities, providing its business customers with Internet connectivity in addition to e-commerce, wireless and messaging services. The ISP service includes 24-hour technical support, national ISDN access, 800 number access while traveling away from home or office territory, personalized home page service, 6MB of storage for e-mail messages and web site content, e-mail accounts, online news services and additional services.

INTERNET SOLUTIONS

         As a result of the acquisition of CYNET Interactive, the Company provides its customers with advanced Internet solutions, including web content, graphic and copy design, application development and web hosting. The Company's current Internet projects include on-line shopping malls, integrated procurement centers, energy trading applications and Internet Web-based magazines.

MARKETING SOLUTIONS

         Worldwide Marketing Services, Inc. ("Worldwide") is a wholly-owned subsidiary of the Company. Worldwide specializes in providing verified list, Opt-in e-mail, marketing, graphics and copy writing services. The list services are expansive and may be ordered to fill simple marketing specifications or highly customized requirements for sophisticated clients requiring specialized data. Worldwide's services include corporate logo design, brochures, letterhead and stationery design and a variety of related items.

EQUIPMENT SAFEGUARDS AND SUPPLIERS

         The success of the Company is largely dependent upon the efficient and uninterrupted operation of its messaging and Internet system infrastructure. The Company has a disaster recovery plan with a redundant network-switching center in place. The Company's systems and operations are vulnerable to damage or interruption from fire, earthquake or other natural disaster and from power loss, telecommunications failure, break-ins and similar events. Furthermore, the hardware, software and network systems developed by the Company are relatively new and, therefore, have not withstood the demands of the larger volume associated with the Company's revenue projections. Substantially all of the Company's computing equipment is readily available from large, well-known suppliers.

CUSTOMERS

         Historically, the Company's customers consisted of small and medium-sized businesses with messaging services needs. Those customers purchased messaging products and services from the Company pursuant to specific purchase orders and other short-term arrangements. Presently, the Company targets medium-sized to large corporate clients, establishing customer relationships with Fortune 500 and middle- tier companies seeking full service Internet business solutions. Although the Company actively pursues long-term contracts with its present customers and prospects, no single customer accounted for more than 4% of the Company's revenues during the years ended December 31, 1999 and 1998.

SALES AND MARKETING

         From inception through 1997, the Company marketed its products and services almost exclusively through a telephone sales program. The basis of the Company's marketing strategy was price-based selling and the Company sought to acquire customers by providing the lowest cost service in the messaging industry. Beginning in 1998, the Company underwent a fundamental shift away from price-based selling to solution- based selling and increased its offerings to include more value-added services.

         To enhance the promotion and sale of its solution-based suite of products and services, the Company expanded and reorganized its sales force during 1999 with the goal of developing and maintaining a professional sales team consisting of individuals with specialized and technical knowledge. As of March 15, 2000, the Company employed a team of 31 sales and support personnel in its Houston, Texas, four in its Yorba Linda, California and two in its Portland, Oregon locations. The Company's sales personnel are trained to target large and middle tier corporate accounts with the charge to build vertical value-added markets for the Company's Internet-based products and services.

         The Company engages in telephone and direct contact with customers and prospects as part of its marketing efforts. The Company also actively seeks to forge strategic alliances to enable the Company to market its products and services through alternate distribution channels. The Company expects to include, as part of its marketing campaign (i) advertisements in trade journals,
(ii) television and radio promotions, (iii) concentrated marketing through large reseller channels, (iv) Internet-based advertising and promotions, (v) Internet business solutions seminars and (vi) participation in trade shows.

STRATEGIC RELATIONSHIPS

         The Company is actively pursuing strategic relationships that the Company expects will complement its existing services or increase the amount and variety of services it currently offers. The service providers with whom the Company engages in strategic transactions generally have pre-existing relationships with their customers who, typically, require messaging and Internet services the Company provides. Consequently, the Company expects these strategic relationships will provide the Company with access to consumers for its services.

         The following is a summary of certain of the strategic relationships that the Company has established or is currently pursuing. All strategic transactions into which the Company enters are subject to a variety of risks and conditions, including conditions beyond the Company's control. Furthermore, some of these relationships are in the early stages of development and have not been finalized. Although the Company believes that individually none of these relationships is material to its business, the Company considers its strategic alliances in their entirety to be important to future success.

         BROOKTROUT TECHNOLOGY, INC. ("BROOKTROUT"). The Company is currently conducting certain joint marketing and technology sharing efforts with Brooktrout, and has been a Beta Testing customer for certain Brooktrout technology. The Company and Brooktrout currently conduct joint marketing efforts at selected trade shows, and have periodic joint technology round table discussions with their respective research and development, engineering and software development teams. These joint marketing efforts and discussions could result in additional technology agreements and understandings between the Company and Brooktrout. The Company expects to continue to be a Beta Testing customer for new Brooktrout technology pertaining to faxing, unified messaging and other related technology.

         TELESYSTEMS MARKETING, INC. ("TELESYSTEMS"). The Company has entered into a joint marketing alliance with Telesystems, pursuant to which Telesystems provides its e-mail broadcast, voice broadcast and conference calling to the Company for resale under the Company's private brand. In consideration for the foregoing, the Company provides Telesystems its full suite of messaging products for resale. The agreement also provides for the mutual promotion and marketing of respective products and services.

         AECsoft USA, INC. ("AECSOFT"). The Company has entered into an agreement with AECsoft pursuant to which AECsoft provides to the Company and certain of its clients Internet web-based software and web site building tools (the "ADC2000" system and modules). AECsoft has granted the Company the right to resell licenses to use the ADC2000 system and/or its modules to the Company's clients. Also, AECsoft has agreed to provide web building and customization services to the Company for ADC2000- related projects. In addition, AECsoft has agreed to grant the Company up to 50% ownership of the ADC2000 system and modules based on the Company's sales of ADC2000 projects.

         TELIRAN ELECTRONICS, LTD. ("TELIRAN"). The Company previously entered into an alliance agreement with GlobeWave, Inc. ("GlobeWave"), a subsidiary of Teliran, pursuant to which the Company sold and distributed units of the Teliran Complete PC card (the "Cell Phone/Modem") in the United States from October 1999 through January 2000. On February 16, 2000 the Company, Cynet Holdings and Teliran entered into another agreement (the "Teliran Agreement"), pursuant to which Teliran granted Cynet Holdings exclusive worldwide sales and marketing rights with respect to the Cell Phone/Modem for a term of three years. In consideration for these rights, Cynet Holdings committed to sell a minimum of 23,700 Cell Phone/Modem units during each of the years 2000, 2001 and 2002, with a provision for additional sales targets for 2001 and 2002 to be mutually agreed upon by the parties. Teliran agreed to pay up to $10,000 per month in technical support with respect to the Cell Phone/Modem units. The Teliran Agreement also contemplates certain equity purchase rights among the Company, Cynet Holdings and Teliran if performance by the parties to the Teliran Agreement is satisfactory after one year. Pursuant to the Teliran Agreement, the Company has acquired from Cynet Holdings the exclusive sales, marketing and technical support rights with respect to the Cell Phone/Modem under the Teliran Agreement for an initial term of one year, subject to the Company's satisfaction of the minimum sales and other requirements under the Teliran Agreement. See
"Certain Relationships and Related Transactions."

RESEARCH AND DEVELOPMENT

         CYNET's research and development and engineering personnel are responsible for developing, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. CYNET's research and development strategy is to focus efforts on enhancing its proprietary software and integrating it with readily available software and hardware when practicable. CYNET maintains both internal and outsourced software development programs through which the Company introduces new products and enhances existing ones. CYNET's research, development, and engineering personnel also engage in joint development efforts with CYNET's strategic partners.

COMPETITION

         The market and demand for business-to-business messaging services and Internet application services is highly competitive and growing rapidly, and the Company faces a high degree of competition in each of its service areas. The Company believes there are currently no dominant market leaders in the industries in which the Company competes. The Company's ability to compete successfully depends on a number of factors, including: (i) the Company's market presence, (ii) the capacity, reliability and security of the Company's network infrastructure, (iii) the pricing policies of the Company's competitors and suppliers, (iv) the timing of the introduction of new services and service enhancements, and (v) the industry's response to general economic trends.

         Due to the changing messaging industry and the explosive growth in the Internet services industry, the Company is unable to identify direct competitors except with respect to the Company's specific product and service offerings. The Company's current and potential competitors fall into the following categories:

         -     Telecommunications companies and resellers (e.g., AT&T, MCI
               Worldcom);

         - Internet Service Providers (e.g., UUNET Technologies, NETCOM On-Line Communications Services, Inc.);

         - Enhanced fax service providers (e.g., Mail.com, Premiere Technologies, Inc.);

         - Unified Internet messaging providers (e.g., JFAX.COM, INC. FaxNet Corp.);

         -     Wireless Cell/Modem providers (e.g., Sierra Wireless); and

         - Various web design and electronic commerce service providers (e.g., Ariba, Commerce One, Ondisplay, Breakaway Solutions).

         The Company is unaware of any other entity that combines Convergent Messaging and Internet Services in a unified service offering. Nevertheless, the Company believes competitors will emulate its current business strategy in the future and such competitors will enter the markets served by the Company. Some of those competitors may possess significantly greater financial, marketing, technical and other resources than the Company. However, the Company believes its software and product development and sales approach distinguishes it from its competitors. The Company's software development resources enables it to develop and introduce new products and react to changes in customer requirements more quickly than many of its competitors. In addition, the Company offers pricing policies that result in competitive cost-saving solutions for its customers. The Company trains sales personnel to utilize selling techniques aimed at specific customer needs.

         Although the Company will continue to offer competitive products and services and seek to maintain and enlarge its market share, there can be no assurance that additional competitors will not enter markets that the Company plans to serve or that the Company will be able to compete successfully. Increased competition may result in reductions of prices and gross margin or erosion of the Company's market share, any of which would have a material adverse effect on the Company's business, financial condition and operational results.

GOVERNMENT REGULATIONS

         The telecommunications industry is subject to regulation by the FCC, by various state public service and public utility commissions and by various international regulatory authorities. The FCC has the power to impose regulatory requirements on the Company and currently classifies the Company as a "nondominant carrier." Generally, the FCC has chosen not to closely regulate the charges or practices of nondominant carriers. The FCC also has the power to impose more stringent regulatory requirements on the Company and to change regulatory classification of the Company. As a result, there can be no assurance that the FCC will not change the Company's regulatory classification or otherwise subject the Company to more burdensome regulatory requirements that would have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company is subject to federal and state laws regulating the unsolicited transmission of fax and e-mail transmissions for advertisement purposes. The Company has adopted a policy to refrain from transmitting fax and e-mail advertisements except to its own customers and other recipients who have expressed an interest in receiving the transmitted information or otherwise have given their permission to receive such transmissions. The Company encourages its customers to familiarize themselves with the relevant laws and to conduct their businesses in accordance with applicable laws. Nevertheless, the Company believes it is not responsible or liable for customer transmissions in violation of governmental regulations.

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as online content, user privacy, security, pricing and characteristics and quality of products and services.

         The tax treatment of the Internet and e-commerce is also unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. A recently-passed federal law places a temporary moratorium on certain types of taxation on Internet commerce. The Company cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on the Company's business, financial condition and operating results.

         In connection with its anticipated international operations, the Company may be required to satisfy a variety of foreign regulatory requirements. The Company intends to explore and seeks to comply with these requirements on a country-by-country basis. There can be no assurance that the Company will be able to satisfy the regulatory requirements in foreign countries and the failure to satisfy such requirements may prevent the Company from operating in such countries. The failure to comply with foreign regulatory requirements could have a material adverse effect on the Company's business, financial conditions and results of operations.

EMPLOYEES

         As of March 15, 2000, the Company employed 111 persons, substantially all of whom were full-time employees. None of the Company's employees is currently covered by a collective bargaining arrangement. The majority of the Company's employees are located at the Company's headquarters in Houston, Texas.

The Company also has employees in Yorba Linda, California and Portland, Oregon. The Company considers the relations with its employees to be satisfactory.

INTELLECTUAL PROPERTY

         The Company currently holds no United States or foreign patents. The Company has registered the trademark names CYNET, HYPERCAST and HYPERLINE in the United States. The Company regards certain of its computer software as proprietary and seeks to protect such software with common law copyrights, trade secret laws, non-disclosure agreements and other safeguards. There can be no assurance, however, that the steps taken by the Company to protect its proprietary rights will be adequate or that others will not independently develop technologies similar or superior to the Company's, or obtain access to the Company's know-how or software codes, concepts, ideas or documentation. Further, there can be no assurance that the Company's non-disclosure agreements with its employees will adequately protect the Company's trade secrets. The Company also licenses certain technology from third parties as necessary for the operation of certain of its products and services. In the event that a third party successfully develops technologies similar or superior to the Company's technology, the Company may be subject to claims that its products and services infringe on the intellectual property rights of others.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company does not own any real property. The Company's headquarters, which includes its administrative, sales, marketing, management information systems and development offices and its operations center, is located in approximately 22,000 square feet of leased space in Houston, TEXAS. THE LEASE ON THE HOUSTON FACILITY EXPIRES IN MARCH 2003. THE COMPANY ALSO HAS APPROXIMATELY 1,000 SQUARE FEET OF LEASED SPACE IN YORBA LINDA, CALIFORNIA AND 900 SQUARE FEET OF LEASED SPACE IN PORTLAND, OREGON. THE COMPANY BELIEVES ITS existing facilities are adequate to meet current requirements. Suitable additional space in close proximity to its headquarters will be available as needed to accommodate growth of its operations.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company becomes involved in complaints related to the distribution of unsolicited faxes for a customer of the Company. The distribution of unsolicited faxes is subject to restriction under federal law and some state laws. The Company has developed procedures designed to minimize its exposure to claims of this type.

         The Company and CYNET Interactive have been named as defendants in a suit filed November 19, 1999 in the District Court of Harris County, Texas, 61 Judicial District (Cause No. 1999-57579) by Bank & Estate Liquidators, Inc., a former customer of CYNET Interactive. The plaintiff alleges among other things, that CYNET Interactive failed to complete the design and development of an Internet Live Auction project in accordance with alleged contract terms and conditions and is seeking to recover actual and treble damages. The Company has retained counsel to defend the matter vigorously. Although the Company has not completed its discovery investigation of the claims asserted by the plaintiff in this matter, the Company does not believe that this suit will have a material adverse effect on the Company.

         The Company is a party to other legal proceedings, none of which the Company believes will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Since January 19, 2000, the Company's Class A Common Stock, no par value per share (the "Class A Common Stock"), has been approved for trading on the NASDAQ OTC Bulletin Board Service under the trading symbol "CYNE." As of March 15, 2000, there were approximately 503 shareholders of record of the Company's Class A Common Stock.

         Since January 28, 2000, the Company's Class B Common Stock, no par value per share (the "Class B Common Stock"), has been approved for trading on the NASDAQ OTC Bulletin Board Service under the trading symbol "CYNEB." As of March 15, 2000, there were approximately 160 shareholders of record of the Company's Class B Common Stock.

DIVIDENDS

         The Company has never paid dividends on its Class A Common Stock or its Class B Common Stock. The current policy of the Company's Board of Directors is to retain any available earnings for use in the operations and expansion of the Company's business. As a result, cash dividend payments on the Class A Common Stock or the Class B Common Stock are unlikely in the near future. Any future decision to pay cash dividends will be at the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

         Pursuant to a registration statement on Form SB-2 (the "Registration Statement") declared effective by the Securities and Exchange Commission on December 6, 1999 (Registration No. 333-92099), the Company completed its registered rescission offer (the "Rescission Offer") to rescind the issuance or sale of certain of the Company's securities (the "Subject Securities"). In order to fund the Rescission Offer, the Company sold 4,490,216 shares of Class A Common Stock at a price of $1.37 per share (the "Rescission Financing") to a group of investors. The net proceeds to the Company from the Rescission Financing (after deducting offering expenses) were approximately $6,151,598 of which $5,536,899 was used to repurchase the Subject Securities tendered for rescission, and of which $614,699 was used for working capital and general corporate purposes. See Note 7 of the Notes to Consolidated Financial Statements under the caption "Rescission Offer" beginning on Page F-15.

         The following information relates to securities of the Company issued or sold by the Company during the past year which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         (1) During 1999, the Company issued an aggregate of 3,714,472 shares of Class A Common Stock to Cynet Holdings in exchange for (i) $2,595,000 cash paid to the Company by Cynet Holdings and (ii) the cancellation of the Company's $1,119,472 indebtedness to Cynet Holdings. The shares were issued pursuant to the subscription agreement between the Company and Cynet Holdings. See "Certain Relationships and Related Transactions." At the time of the offering, the Company believed Cynet Holdings was a sophisticated investor and received adequate information concerning an investment in the Company.

         (2) In connection with the closing of the Company's Rescission Offer in December 1999, the Company issued a warrant entitling Michael Silvert to purchase 100,000 shares of Class B

                Common Stock at a price of $1.00 per share. This warrant was issued in satisfaction of certain claims by Mr. Silvert that he was entitled to receive such warrant in exchange for providing services to the Company during 1997. At the time Mr. Silvert performed such services in 1997, the Company believed Mr. Silvert was a sophisticated investor and received adequate information concerning an investment in the Company.

The Company believes the foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The shares of Class A Common Stock issued to Cynet Holdings and the warrant issued to Mr. Silvert (as well as its underlying shares of Class B Common Stock), may be sold publicly following their registration under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act, such as Rule 144 promulgated thereunder. No underwriting discounts or commissions were paid in connection with the foregoing transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following is a discussion of the financial condition of the Company as of December 31, 1999 and 1998 and results of operations of the Company for the years ended December 31, 1999 and 1998. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following information contains forward-looking statements.

OVERVIEW

         In January 1998, the Company underwent a change of control and management. The new management team completed a registered rescission offering in December 1999 and its stock began publicly trading on the NASDAQ OTC Bulletin Board Service in January 2000. In 1999, the Company transitioned itself from a messaging company (delivering fax, e-mail, voice and data between businesses) to an Internet applications solutions provider incorporating full convergent messaging, wireless and Internet capabilities.

         The Company's strategy is to position itself as a one-stop-shop for convergent messaging and Internet service solutions. The Company coordinates the delivery of and supports these diverse but related services through a series of seamless strategic alliances connecting through the Company's core products and services. The Company's sales efforts have been refocused to Fortune 500, other large corporate and medium-sized companies offering a unified service solution. This sales effort has been further enhanced by the vertical market segmentation of the Company's sales force. With a vertical market focused sales force, the Company expects to better interface with a number of strategic alliance and reseller agent sales persons who sell the Company's products and services.

CERTAIN ACCOUNTING POLICIES

         Revenues from messaging and Internet services are recognized as services are performed. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. Cell/Modems revenue is recognized upon final acceptance of product by the customer under the terms of the right of return policy.

         Expenditures for research and development of telecommunication technology as it relates to messaging and Internet application services needs are charged to expense as incurred. For the years ended December 31, 1999 and 1998, research and development expenditures were approximately $755,000 and $398,000, respectively.

         Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 1999, the Company provided a 100% valuation allowance for the deferred tax asset because the Company could not determine whether it was more likely than not that the deferred tax asset would be realized.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31,1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues decreased to $8,626,675 for the year ended December 31, 1999 from $8,947,732 for the year ended December 31, 1998. The decrease of $321,057 or 4% was primarily attributable to a decrease in sales of the Company's fax broadcasting product offering. For the years ended 1999 and 1998, revenues from the Company's messaging services represented 93% and 95% respectively, of the Company's total revenues.

         Cost of revenues decreased to $4,807,061 for the year ended December 31, 1999 from $6,069,184 for the year ended December 31, 1998. The cost of revenues as a percentage of revenues decreased to 56% for the period ended December 31, 1999 as compared to 68% for the period ended December 31, 1998. The decrease in cost of revenues of $1,262,123 or 21% was primarily attributable to decreased telephone charges resulting from more advantageous pricing from the Company's primary telephone carriers. Gross margins increased to 44% for the year ended December 31, 1999 from 32% for the year ended December 31, 1998 due to the decrease in telecommunications costs. Management expects additional telephone rate reductions along with the delivery of higher gross margin value added products and services to further improve gross margins in the future.

         Selling, and general and administrative expenses increased to $10,223,558 for the year ended December 31, 1999 from $6,107,978 for the year ended December 31, 1998. The increase of $4,115,580 was primarily attributable to (i) a non-cash charge of $1,334,000 resulting from the Company's agreement to extend the expiration date of certain warrants until November 4, 2001 (See Note 5 to the Consolidated Financial Statements), (ii) expensing $841,763 in deferred offering costs related to the rescission offering, (iii) an increase of $675,200 and $287,106 in personnel costs and related expenses from expansion of the Company's sales force and administrative staff, respectively, (iv) an increase of approximately $358,000 in research and development expense, (v) an increase in office rent expense of approximately $149,000, and (vi) an increase of approximately $104,000 in accounting and $50,000 in legal fees.

         Depreciation and amortization increased to $930,450 for the year ended December 31, 1999 from $728,975 for the year ended December 31, 1998. The increase was attributable primarily to additional equipment acquired in 1998, including equipment acquired in the expansion of the Company's messaging infrastructure.

         Impairment loss on long-lived assets was $271,957 for the year ended December 31, 1998. The write down was due to obsolete computer equipment and certain other assets. There were no write-downs of long-lived assets during the year ended December 31, 1999.

         Other expense totaled $969,544 for the year ended December 31, 1999 compared to other expense of $126,278 for the year ended December 31, 1998. The increase in other expense was primarily attributable to (i) interest expense of $154,366 on a revolving account receivable lending agreement and
(ii) effective interest expense of $755,200 associated with the rescission offer.

         The Company incurred a net loss of $8,303,938 for the year ended December 31, 1999 compared to a net loss of $4,356,640 for the year ended December 31, 1998. The increase in net loss was due to the factors discussed above.

         Net loss per common share increased to $0.33 from $0.19 for the year ended December 31, 1999 compared to the year ended December 31, 1998.

         In the future the Company may experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Company's common stock. Results of operations may fluctuate as a result of a variety of factors, including the demand for the Company's services, the introduction of new services and service enhancements by the Company or its competitors, the market acceptance of new services, the mix of revenues between Internet-based versus telephony-based delivery, the timing of significant marketing programs, the number and timing of hiring of additional personnel, competitive conditions in the industry and the general condition of the economy. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed. Accordingly, the Company believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable or that the Company's operating results will meet management's current expectations.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $4,595,011 and $1,783,793 for the years ended December 31, 1999 and 1998, respectively. The increase in net cash used in operating activities for the year ended December 31, 1999 was primarily due to the increase in the Company's net operating loss.

         Net cash used in investment activities was $312,768 and $812,585 for the years ended December 31, 1999 and 1998, respectively. These amounts were due primarily to capital expenditures for operating equipment, including computer equipment and software, furniture and fixtures and telecommunications equipment.

         Net cash provided by financing activities was $5,035,563 and $1,934,985 for the years ended December 31, 1999 and 1998, respectively. The Company has obtained financing primarily through a series of public and private sales of Class A Common Stock. During the year ended December 31, 1999, the Company entered into agreements with certain stand-by investors to provide $6,151,598 to fund the Company's Rescission Offer of which $5,536,899 was used to repurchase the Subject Securities tendered for rescission by the shareholders that elected to accept the Rescission Offer. The amount required to fund the Rescission Offer was $5,536,899, including $4,781,699 for the repurchase of Subject Securities plus $858,018 in interest expenses less $102,818 in dividends previously paid.

         As of December 31, 1999 the Company had a cash balance of $182,881 and a deficit working capital position of $3,345,391. In February 2000, the Company raised a total of $3,200,000 through a private placement of debt and equity securities. See Note 13 to the Consolidated Financial Statements for the terms of this private placement.

         The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company does not expect that internal sources of liquidity will improve until additional operating revenues are generated and, until such time, the Company will continue to rely on external sources for liquidity. Until the Company can obtain monthly gross revenues of approximately $1,200,000, which the Company believes would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue as a going concern. There is also no assurance that the current working capital will be sufficient to cover cash requirements during that period or to bring the Company to a positive cash flow position. In addition, lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and, if severe enough, may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

         The Company's capital requirements depend on a number of factors including market acceptance of its products and services, the amount of resources the Company devotes to network expansion, new product development, sales and marketing expansion, brand promotions and other factors. The Company expects a substantial increase in capital expenditures and operating leases consistent with the planned growth in its convergent messaging and Internet infrastructures and anticipate that this will continue for the foreseeable future. Additionally, the Company expects to make additional investments in technologies and its network, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions.

         The Company has been advised by its counsel that it is unclear whether the Rescission Offer (which was completed in December 1999) has eliminated the Company's liability, if any, for failure to register the issuances of the Subject Securities under the Securities Act or applicable state and foreign securities laws. The staff of the Securities and Exchange Commission takes the position that a person's right of rescission under federal securities law may, under certain circumstances, survive a rescission offer, while most state securities laws provide that a person may lose any rescission rights by rejecting or failing to respond to a valid rescission offer. Generally, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act is one year, while under the various state securities laws, the statute of limitations ranges from one to seven years from the date of the transaction. The Company is also subject to the anti-fraud provisions of applicable securities law or rights under common law or equity in respect of the issuance of the Subject Securities.

         On January 31, 2000, the Company received a letter from a telecommunications carrier asserting that the Company had failed to meet certain financial obligations including both payment for services rendered totaling approximately $248,000 and certain shortfall penalties on volume commitments for long distance services totaling approximately $1,100,000. The alleged liability to the Company as a result of this agreement, including future year volume commitments and other expenses is approximately $4,000,000. The Company has disputed the claim based on the Company's assertion that the carrier breached the contract with respect to services rendered. The parties are presently in preliminary discussions to resolve their disputes. The Company believes it will resolve the issues related to this dispute by entering into a new multi-year agreement for long distance or related services and does not expect this dispute will have a material adverse effect on the Company.

         The Company currently does not have sufficient capital to meet its cash flow requirements over the next 12 months. As a result, the Company will be required to satisfy cash flow shortages through private placements, public offerings and/or bank financing. The Company is currently in discussions with several investors and financial institutions, however no definitive agreements have been reached.

         There can be no assurance that the Company will either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations, or
(ii) receive additional debt or equity financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any additional financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company and further could be dilutive to existing shareholders. If adequate working capital is not available, the Company may be required to curtail its operations. Accordingly, the Company's independent public accountants have issued their report for the years ending 1999 and 1998 containing a paragraph discussing substantial doubt surrounding the Company's ability to continue as a going concern.

YEAR 2000 COMPLIANCE

         The Company has incorporated a compliance standard with rules and definitions into its operations systems with respect to Year 2000 compliance. Based upon an initial evaluation of its broader list of vendors and results of operations in the first two months of the year 2000, the Company has no reason to believe that these providers are not in compliance with Year 2000 protocol.

         The Company does not anticipate any material future costs associated with this project. However, if the Company's customers, providers of hardware and software or other third parties with whom the Company does business fail to remedy any Year 2000 issues, the Company's services could be interrupted and it could experience a material loss of revenues that could have a material, adverse effect on its business, prospects, results of operations and financial condition. The Company is unable to reasonably estimate the duration and extent of any such interruption, or quantify the effect it may have on future revenues.

ITEM 7. FINANCIAL STATEMENTS.

         The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of BDO Seidman, LLP, independent certified public accountants, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this report beginning on Page
F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in or disagreements with independent certified public accountants on accounting and financial disclosure with respect to the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

         The following table sets forth information concerning directors, executive officers and significant employees of the Company, including their ages and positions with the Company as of March 15, 2000:


                       NAME                         AGE                                   POSITION
          -------------------------------      -------------      -----------------------------------------------
          Vincent W. Beale, Sr.                     51            Chairman of the Board, Chief Executive Officer,
                                                                  President and Director
          Bernard B. Beale                          43            Executive Vice President and Chief Operating
                                                                  Officer
          David R. Hearon, Jr.                      62            Senior Vice President, Institutional Development
          Samuel C. Beale                           44            Vice President, General Counsel and Secretary
          R. Greg Smith                             41            Vice President, Chief Financial Officer
          Michael A. Galloway                       54            Vice President, Technical Operations
          Tom Y. Ren                                33            Vice President
          Menashe Ben David                         47            Vice President
          Wayne Schroeder                           57            Director
          Daniel C. Lawson                          54            Director


         VINCENT W. BEALE, SR. was elected Chairman of the Board of Directors, Chief Executive Officer and President of the Company on January 28, 1998. Mr. Beale acted as a consultant to the Company from June 1997 until January 1998. Mr. Beale is the President and majority owner of Cynet Holdings, a limited liability company, which is the largest shareholder of the Company. Mr. Beale is also the President and Managing Director of BNB Capital, Inc., an investment banking firm. Prior to joining the Company, Mr. Beale was employed for more than fifteen years with various investment banking firms including Merrill Lynch, Pierce, Fenner & Smith, Inc., Kidder Peabody & Co., Inc., Paine Webber, Inc. and Shearson Lehman Hutton, Inc.

         BERNARD B. BEALE joined the Company in January 1998 as a special consultant to the Chairman to assist in the reorganization of the Company's business operations. In July 1998, Mr. Beale was named Executive Vice President and Chief Operating Officer of the Company. Before joining the Company, Mr. Beale was employed by The Equitable Company, a financial services firm, and certain other investment banking firms from 1985 to 1998. From 1979 to 1985, he was employed in various positions including accounting, human resources and project management with Western Electric and AT&T. Mr. Beale holds a Master of Science degree in Business Management from Aurora University, Aurora, Illinois, and a Bachelor of Arts degree from Oakwood College, Huntsville, Alabama.

         DAVID R. HEARON, JR. joined the Company in March 1998 as Vice President and Chief Technical Officer. In March 2000, Mr. Hearon was promoted to Senior Vice President, Institutional Development. From July 1996 until joining the Company, Mr. Hearon was President of Hearon & Associates, an independent consulting firm providing consulting services in the areas of information technology, manufacturing, customer support, re-engineering and human resource development. From 1959 to May 1996, Mr. Hearon was employed by Lucent Technologies and its predecessors, AT&T and Western Electric, in management positions related to telecommunications and information technology, including engineering, manufacturing voice and data networks, and call centers. Mr. Hearon holds a Bachelor's degree in Mechanical Engineering from the City College of New York and has participated in post-graduate business and engineering programs at the University of Chicago and City College of New York.

         SAMUEL C. BEALE became Vice President, General Counsel and Secretary of the Company in May 1998. Mr. Beale was an attorney engaged in private law practice for eight years prior to joining the Company. Prior to entering the practice of law in November 1990, Mr. Beale spent more than ten years in the computer industry with companies such as IBM Corporation, Sperry Univac, Martin Marietta and IOCS, in positions ranging from systems engineer to data processing manager to sales. Mr. Beale holds a Juris Doctor degree from the Ohio State University College of Law and a Bachelor of Arts degree from Harvard University.

         R. GREG SMITH joined the Company in August 1998 as Vice President and Chief Financial Officer. Mr. Smith was employed for more than 12 years in the health care information systems industry prior to joining the Company. ADAC Healthcare Information Systems ("ADAC") most recently employed Mr. Smith as Vice President Finance and Chief Financial Officer from 1995 until joining the Company. In 1996, ADAC became the first health care manufacturer to receive the Malcolm Baldridge National Quality Award. Before joining ADAC, Mr. Smith held numerous financial management positions from 1985 through 1995 for Community Health Computing, Inc. ("CHC"), including Vice President Finance and Chief Financial Officer from 1994 through 1995. ADAC acquired CHC in 1995 and retained Mr. Smith as the Chief Financial Officer for their combined health care information systems businesses. Mr. Smith holds a Bachelor of Business Administration degree in Finance from Sam Houston State University.

         MICHAEL A. GALLOWAY joined the Company in February 2000 as Vice President, Technical Operations. Prior to joining the Company, Mr. Galloway served two years at General Motors International Operations in Berkshire, UK, where he held the position of Executive Director of Change Management. Mr. Galloway's many responsibilities at General Motors included operations management, process engineering and information technology program management. Mr. Galloway also served on several technical teams, leading the development of global voice and data strategies and customer-facing Internet applications, web hosting and architecture. During the three years prior to his position at General Motors, Mr. Galloway held various positions with Dresser-Kellogg Energy Services, Merck & Co., McDermott International and Brown & Root, Inc.

         TOM Y. REN, joined the Company in October 1999 and serves as a Vice-President and Director of CYNET Interactive. Prior to joining the Company, Mr. Ren co-founded and served as President of AECsoft USA, Inc., a Houston- based software company. For more than the past four years, Mr. Ren has also held positions with the World Trade Network (wt.net) as Vice President of Web Development and with COADE Engineering Software as a senior developer. Mr. Ren graduated from the University of Houston with dual Master's Degrees in Physics and Chemical Engineering and is a licensed Professional Engineer in the State of Texas. Mr. Ren engineered and developed the ADC2000 technology, a web-based trading, Business to Business and Business to Consumer local/vertical portal technology.

         MENASHE BEN-DAVID joined the Company in January 2000 and serves as a Vice President of the Company. Mr. Ben-David brings over 20 years of communications and technology experience to his position with CYNET. Prior to joining the Company, Mr. Ben-David served one year as President of GlobeWave, Inc., a wholly owned subsidiary of Teliran Electronics, Ltd. where he was instrumental in bringing new wireless cell/modem technology to the market. Mr. Ben-David also provided senior sales, marketing, financial, operational and executive-level leadership to domestic and global wireless resellers and end users. Before joining GlobeWave, Mr. Ben-David held positions with Geotek Communications as Vice President of Field Operations and Bogen Communications as Executive Vice President and Chief Operating Officer.

         WAYNE SCHROEDER joined the Company in October 1997 as Chief Financial Officer and Secretary and was elected to the Board of Directors in February 1998. In April 1998, Mr. Schroeder resigned as an officer of the Company to become the Controller of Capstar Broadcasting Corporation. Mr. Schroeder was Vice President - Finance, Secretary and Director of Boundless Corporation from November 1996 to October 1997. Mr. Schroeder was self-employed as a financial and accounting consultant from June 1994 to October 1996. From July 1987 to May 1994, Mr. Schroeder served as Chief Operating Officer, Chief Financial Officer and a director of Arrhythmia Research Technology, Inc. Mr. Schroeder graduated from the University of Texas at Austin with a degree in finance and accounting.

         DANIEL C. LAWSON was appointed to the Board of Directors during January 2000 to fill a vacancy in the Board of Directors when the number of directors was increased from three to four directors. Mr. Lawson is Chairman and Chief Executive Officer of the DCL Company, Inc. ("DCLC"), a Houston-based diversified group of companies with expertise in all phases of supplying products and services to urban public transportation services. Through a joint effort with Penske Corporation and GE Capital, Mr. Lawson and Roger Penske created the first turnkey maintenance program for transportation systems. Mr. Lawson has been recognized by various national publications, including The New York Times, Black Enterprise, Essence, Fortune, Money and USA Today for his knowledge of African American business. He is also known as a dynamic motivational and inspirational speaker carrying a message of "entrepreneurship" to business, civic, social, and trade organizations, educational institutions and churches from coast-to-coast.

         Vincent W. Beale, Sr., Bernard B. Beale and Samuel C. Beale are siblings. There are no other family relationships among any of the Company's directors and executive officers.

         STRUCTURE OF BOARD OF DIRECTORS. The Board of Directors of the company consists of Vincent W. Beale, Sr. (Chairman of the Board), Danny C. Lawson (outside director) and Wayne Schroeder (outside director). Directors are elected annually by the shareholders. The Board is required to have an annual meeting following the annual shareholder meeting. Actions can be taken without a meeting if all of the directors consent in the form of a written consent action. A majority vote at a duly called meeting of the Board of Directors at which a quorum is present is required for a motion to be carried at such meeting. A majority of the total number of directors constitutes a quorum.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's voting equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Class A Common Stock and other equity securities of the Company. Officers, directors, and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

         Based solely upon a review of the copies of such reports furnished to the Company, the Company believes there was compliance for the fiscal year ended December 31, 1999 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information with respect to all forms of compensation paid by the Company to the named individuals for the years ended December 31, 1999, 1998 and 1997. No other director or executive officer received salary and bonus which exceeded $100,000 during any of the three fiscal years ended December 31, 1999. See "--Employment Agreements" below for information regarding the current compensation of certain of the Company's directors and the executive officers named below.

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                                                   SECURITIES
         NAME AND           FISCAL                             OTHER ANNUAL        UNDERLYING         ALL OTHER
    PRINCIPAL POSITION       YEAR      SALARY      BONUS       COMPENSATION        OPTIONS(1)       COMPENSATION
    ------------------       ----      ------      -----       ------------        ----------       ------------
  Vincent W. Beale, Sr.      1999     $180,000       --            --                 --                 --
   President and Chief       1998     $133,693    $30,000          --            100,000 shares          --
    Executive Officer
       (since 1/98)

      Ray C. Davis           1998     $110,287      --             --                 --            $188,326(2)
   President and Chief       1997     $198,430    $50,000       $7,500(3)             --            $250,000(4)
    Executive Officer
       (until 1/98)

     Bernard B. Beale        1999     $153,136    $30,000          --                 --                 --
      Executive Vice         1998     $131,696      --             --            150,000 shares          --
     President, Chief
    Operating Officer
       (since 1/98)

   David R. Hearon, Jr.      1999     $150,000      --             --                 --                 --
  Vice President, Chief      1998     $122,226    $30,000          --            75,000 shares           --
    Technical Officer
       (since 3/98)

     Samuel C. Beale         1999     $108,000      --             --                 --                 --
     Vice President,         1998     $90,845       --             --            100,000 shares          --
   General Counsel and
        Secretary
       (since 3/98)

      R. Greg Smith          1999     $125,000    $30,000          --                 --                 --
  Vice President, Chief      1998     $42,308       --             --            100,000 shares          --
    Financial Officer
       (since 8/98)

      Vickroy Stone          1997       --          --            --(5)               --                 --
     Chief Financial
         Officer
      (9/95 to 2/97)

                                     22

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                                                   SECURITIES
         NAME AND           FISCAL                             OTHER ANNUAL        UNDERLYING         ALL OTHER
    PRINCIPAL POSITION       YEAR      SALARY      BONUS       COMPENSATION        OPTIONS(1)       COMPENSATION
    ------------------       ----      ------      -----       ------------        ----------       ------------
         John Kim            1997     $262,302    $6,000           --                 --                 --
  Vice President, Sales                                            --                 --                 --
      (4/96 to 2/98)

      Keith Shaffner         1997      $9,231       --             --                 --            $1,976,663(7)
      Vice President
     (6/97 to 11/97)


-------------------
(1) Refers to incentive stock options to purchase shares of Class A Common Stock at a purchase price of $0.39 per share granted to Vincent W. Beale, Sr., Bernard B. Beale, David R. Hearon, Jr., Samuel C. Beale and
       R. Greg Smith under the 1997 Restated Stock Option Plan in accordance with their respective employment agreements with the Company. (See "--Employment Agreements" and "--Stock Option Plan" below).

(2) Represents (i) a $121,043 account receivable owed by Mr. Davis to the Company which was forgiven in exchange for the termination of Mr. Davis' employment agreement pursuant to the Settlement Agreement and Mutual Release in Full executed between the Company and Mr. Davis. See "--Employment Agreements" below and (ii) $67,283 of property transferred to Mr. Davis as compensation for services rendered. See "Certain Relationships and Related Transactions."

(3) Represents the value of providing Mr. Davis the use of an automobile owned by the Company.

(4) Represents consideration paid to Mr. Davis in exchange for his assignment to the Company of all of his "intellectual property." See "Certain Relationships and Related Transactions."

(5) Excludes (i) the repurchase by the Company of 450,000 shares of Class A Common Stock from Mr. Stone for $450,000 and (ii) the issuance of warrants to purchase 450,000 shares of Class A Common Stock which were deemed to have no value on the date of issuance. See "Certain Relationships and Related Transactions."

(6) Represents $1,005,136 paid to Mr. Shaffner, individually, and $971,527 paid to his affiliate, CyFax, Inc. See "Certain Relationships and Related Transactions."

STOCK OPTION PLAN

         On October 20, 1997, the Board of Directors and a majority of the holders of the Class A Common Stock adopted the Company's 1997 Stock Option Plan, which plan was restated effective July 31, 1999 (the "1997 Plan").

         The 1997 Plan provides for the granting of stock options ("Options") to key employees of the Company. Within certain limitations provided by the 1997 Plan, such Options may include provisions regarding vesting, exercise price, the amount of each grant and other terms as shall be approved by the Board of Directors or by a committee designated by the Board of Directors. Options granted under the 1997 Plan may be either options that qualify as "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or those that do not qualify as such

"incentive stock options" ("Non-qualified Options"). The 1997 Plan, which permits up to 2,000,000 shares of the Company's Class A Common Stock to be issued, terminates on October 19, 2007.

         The 1997 Plan is administered by the Board of Directors or by a Compensation Committee of the Board of Directors, which committee, to the extent required to qualify for certain exemptions under Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, to satisfy the requirements of Section 162(m) of the Code, will at all times consist of at least two non-employee directors. Subject to the terms of the 1997 Plan, the Board of Directors or a Compensation Committee determines to whom Options are granted, the terms, and the number of shares covered by each Option. The term of each Option may not exceed ten years from the date the option is granted, or five years in the case of an Incentive Option granted to a holder of more than 10% of the fully diluted capital stock of the Company. Nonqualified Options and Incentive Options may become exercisable six months after the date of grant and may continue to be exercisable, in whole or in part, up to ten years after the date of grant, as determined by the Board of Directors or the Compensation Committee.

         The 1997 Plan provides that all Incentive Options and Non-qualified Options which are not exercisable on the date of termination of an option holder's employment generally expire when the optionee ceases to be employed by the Company; however, the Board of Directors or the Compensation Committee may, in its discretion, permit the holder to exercise unvested options upon such termination. Options may not be transferred other than by will or the laws of descent and distribution, and during the lifetime of an optionee may be exercised only by the optionee. The 1997 Plan provides that each stock option agreement with respect to any Non-qualified Option or Incentive Option shall specify the effects of termination of employment on exercisability of such options.

         The 1997 Plan contains a provision accelerating the exerciseablity of Options upon the occurrence of specified events, including a merger, consolidation, dissolution or liquidation of the Company. The acceleration of vesting of the Options in the event of a merger or other similar event may have the effect of discouraging a proposal for merger, a takeover attempt or other efforts to gain control of the Company.

         Incentive Options to purchase shares of the Class A Common Stock have been granted to Vincent W. Beale, Sr., Bernard B. Beale, David R. Hearon, Jr., Samuel C. Beale and R. Greg Smith under the 1997 Plan in accordance with their respective employment agreements described in "--Employment Agreements" above as follows: 100,000 shares to Vincent W. Beale, Sr. which vested immediately on the date of grant, 150,000 shares to Bernard B. Beale which vested immediately on the date of grant, 100,000 shares to Samuel C. Beale which vested immediately on the date of grant, 75,000 shares to David R. Hearon, Jr. which vest ratably over a four-year period, and 100,000 shares to R. Greg Smith which vest ratably over a three-year period. Each of these stock options has an exercise price of $0.39 per share.

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1999 for the executive officers named below. Values for "in the money" options represent the position spread between the exercise price of existing options and the market value for the Company's Class A Common Stock on December 31, 1999:

                                   Shares                                                               Value of Unexercised
                                  Acquired                           Number of Unexercised              in-the-money Options
                                on Exercise        Value           Options at Fiscal Year End           at December 31, 1999
Name                                (#)          Realized       Exerciseable/Unexerciseable (1)    Exerciseable/Unexerciseable(2)
----                            -----------      --------       ---------------------------        ---------------------------
Vincent W. Beale, Sr.
President,
Chief Executive Officer             (3)             (3)                     100,000                           $151,000
(since 1/98)                                                                -------                           --------
                                                                           100,000/0                         $151,000/0

Bernard B. Beale
Executive Vice
President,                          (3)             (3)                     150,000                           $226,500
Chief Operating                                                             -------                           --------
Officer                                                                    150,000/0                         $226,500/0
(since 1/98)


David R. Hearon, Jr.
Vice President,
Chief Technical Officer             (3)             (3)                      75,000                           $113,250
(since 3/98)                                                                 ------                           --------
                                                                          18,750/56,250                    $28,313/$84,938

Samuel C. Beale
Vice President, General
Counsel and Secretary               (3)             (3)                     100,000                           $151,000
(since 3/98)                                                                -------                           --------
                                                                           100,000/0                         $151,000/0

R. Greg Smith
Vice President,
Chief Financial Officer             (3)             (3)                      100,000                          $151,000
(since 8/98)                                                                 -------                          --------
                                                                          33,333/66,667                   $50,333/$100,667

-------------------

(1) Indicates number of options exercisable and unexerciseable as of December 31, 1999.

(2) Based upon $1.51 per share, the estimated fair market value of a share of the Class A Common Stock at December 31, 1999, as determined by reference to the last transaction in 1999 involving the sale and issuance of shares of Class A Common Stock.

(3) None of the Company's executive officers exercised any options during the fiscal year ended December 31, 1999. The Company did not issue any SARs during the fiscal year ended December 31, 1999.

         Directors who are employees or consultants of the Company do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee thereof or otherwise incurred in their capacities as directors.

         None of the Company's executive officers was granted awards under any long-term incentive plan during the fiscal year ended December 31, 1999.

EMPLOYMENT AGREEMENTS

         On June 17, 1997, the Company entered into a Consulting Agreement with Vincent W. Beale, Sr., pursuant to which Mr. Beale agreed to assist the Company with respect to an initial public offering and certain proposed mergers and acquisitions. Mr. Beale was paid an aggregate of $189,000 in consulting fees under the terms of the Consulting Agreement.

         Effective February 1, 1998, the Company terminated his Consulting Agreement and entered an employment agreement with Vincent W. Beale, Sr. pursuant to which Mr. Beale serves as the Chairman of the Board and Chief Executive Officer of the Company. The agreement has an initial term of five years and can continue for additional one-year periods upon the agreement of Mr. Beale and the Company, and requires Mr. Beale to devote substantially all of his business time, attention and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. In exchange, Mr. Beale is entitled to (i) receive an annual salary, commencing February 1, 1998, of $180,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives, (iii) receive a signing bonus of $30,000, (iv) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 100,000 shares of Class A Common Stock at a price of $0.39 per share which vests immediately when granted and (v) participate in the Company's other employee benefit plans. Mr. Beale's employment agreement is terminable by the Company at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Beale's right to compete with the Company during the term of the employment agreement and for two years after the termination of his employment.

         Effective March 1, 1998, the Company entered into an employment agreement with David R. Hearon, Jr. pursuant to which Mr. Hearon serves as the Vice President of Operations of the Company. The agreement has an initial term of four years and can continue for additional one-year periods upon the agreement of Mr. Hearon and the Company, and requires Mr. Hearon to devote substantially all of his business time, attention and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. In exchange, Mr. Hearon is entitled to (i) receive an annual salary, commencing March 1, 1998, of $150,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives, (iii) receive a signing bonus of $30,000, (iv) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 75,000 shares of Class A Common Stock at a price of $0.39 per share which vests ratably over a four-year period and (v) participate in the Company's other employee benefit plans. Mr. Hearon's employment agreement is terminable by the Company at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Hearon's right to compete with the Company during the term of the employment agreement and for two years after his termination of employment.

         Effective March 3, 1997, the Company entered into a three-year executive employment agreement with Ray C. Davis, the founder of the Company. The agreement was automatically renewable at the end of its initial term for consecutive one-year terms and provided for an annual base salary of $220,000, and incentives (annual and long-term), retirement benefits, welfare benefits, and fringe benefits, which were available to other executive employees of the Company. Mr. Davis received a $50,000 signing bonus from the Company upon execution of his agreement. The agreement also contained provisions for the acceleration of certain compensation due to Mr. Davis in the event of a "change of control" of the Company, as defined in the agreement.

         Effective April 13, 1998, the employment agreement between the Company and Ray C. Davis was terminated and Mr. Davis entered into a new employment agreement with the Company. The agreement had an initial term of five years, and provided for Mr. Davis to (i) receive an annual salary, commencing April 13, 1998, of $150,000 (subject to annual review by the Board of Directors), (ii) receive a warrant to purchase an aggregate of 2,000,000 shares of Class A Common Stock at a price of $1.00 per share and (iii) participate in certain of the Company's other employee benefit plans. The employment agreement provided Mr. Davis devotes approximately one-half of his business time and attention to the business of the Company. All inventions and technological improvements to the Company's software developed by Mr. Davis during the term of the employment agreement became the property of the Company and the Company is not required to compensate Mr. Davis for any such inventions or improvements. The employment agreement also contained covenants limiting Mr. Davis's right to compete with the Company during the term of the employment agreement and for three years after his termination of employment. Effective August 31, 1998, Mr. Davis resigned from the Company, and the Company and Mr. Davis entered into a Settlement Agreement and Mutual Release in Full (the "Davis Settlement"), providing for (i) the termination of Mr. Davis' employment agreement with the Company, (ii) the Company's forgiveness and release of $121,043.14 in indebtedness owed by Mr. Davis to the Company, and
(iii) Mr. Davis' release of claims against the Company with respect to his employment agreement. See "Certain Relationships and Related Transactions."

         Effective July 22, 1998, the Company entered into an employment agreement with Bernard B. Beale pursuant to which Mr. Beale serves as the Executive Vice President of the Company. The agreement has an initial term of four years and can continue for additional one-year periods upon the agreement of Mr. Beale and the Company, and requires Mr. Beale to devote substantially all of his business time, attention and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. In exchange, Mr. Beale is entitled to (i) receive an annual salary, commencing July 22, 1998, of $150,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives, (iii) receive a signing bonus of $30,000, (iv) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 150,000 shares of Class A Common Stock at a price of $0.39 per share which vests immediately when granted and (v) participate in the Company's other employee benefit plans. Mr. Beale's employment agreement is terminable by the Company at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Beale's right to compete with the Company during the term of the employment agreement and for two years after his termination of employment.

         Effective July 22, 1998, the Company entered into an employment agreement with Samuel C. Beale pursuant to which Mr. Beale serves as the Vice President, General Counsel and Secretary of the Company. The agreement has an initial term of three years and can continue for additional one-year periods upon the agreement of Mr. Beale and the Company, and requires Mr. Beale to devote substantially all of his business time, attention and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. In exchange, Mr. Beale is entitled to (i) receive an annual salary, commencing July 22, 1998, of $108,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives,
(iii) receive a signing bonus of $30,000, (iv) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 100,000 shares of Class A Common Stock at a price of $0.39 per share which vests immediately when granted and (v) participate in the Company's other employee benefit plans. Mr. Beale's employment agreement is terminable by the Company at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Beale's right to compete with the Company during the term of the employment agreement and for two years after his termination of employment.

         Effective August 26, 1998, the Company entered into an employment agreement with R. Greg Smith pursuant to which Mr. Smith serves as the Vice President Finance and Chief Financial Officer of the Company. The agreement has an initial term of three years and can continue for additional one-year periods upon the agreement of Mr. Smith and the Company, and requires Mr. Smith to devote substantially all of his business time, attention and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. In exchange, Mr. Smith is entitled to (i) receive an annual salary, commencing August 26, 1998, of $125,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives, (iii) receive a signing bonus of $30,000, (iv) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 100,000 shares of Class A Common Stock at a price of $0.39 per share which vests ratably over a three-year period and (v) participate in the Company's other employee benefit plans. Mr. Smith's employment agreement is terminable by the Company at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Smith's right to compete with the Company during the term of the employment agreement and for two years after his termination of employment.

CONSULTING SERVICES

         Pursuant to the terms of the Rescission Financing, the Company entered into a Consulting Agreement (the "Enron Advisory Agreement") with Houston Economic Opportunity Fund, L.P. ("HEOF"), an investor in the funding of the Company's Rescission Offer and an affiliate of Enron Corporation, pursuant to which HEOF agreed to provide certain business advisory services to the Company. Pursuant to the Enron Advisory Agreement, the Company issued a warrant entitling HEOF to purchase up to 413,600 shares of Class A Common Stock at a purchase price of $2.00 per share upon the completion of the Rescission Financing. The warrant is exercisable, in whole or in part, at any time during the three-year period beginning on September 30, 1999.

LIMITATION ON DIRECTORS' LIABILITY; INDEMNIFICATION

         Texas law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages under certain conditions and circumstances. The Articles of Incorporation of the Company limit the liability of directors of the Company (in their capacity as directors, but not in their capacity as officers) to the Company or its shareholders to the fullest extent permitted by Texas law. Specifically, no director of the Company will be personally liable to the Company or its shareholders for monetary damages for any act or omission in such director's capacity as a director, except for (i) a breach of the director's duty of loyalty to the Company or its shareholders, (ii) an act or omission not in good faith which involve intentional misconduct or a knowing violation of the law, (iii) an act or omission for which the liability of a director is expressly provided for by an applicable statute or (iv) any transaction from which the director derived an improper personal benefit, whether or not the benefit resulted from an action taken in the person's official capacity.

         The inclusion of this provision in the Company's Articles of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter shareholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its shareholders. However, such limitation on liabilities does not affect the standard of conduct with which directors must comply, the availability of equitable relief or any causes of action based on federal law.

         The Company's Articles of Incorporation provide for the indemnification of its current and former officers and directors to the fullest extent permitted by applicable law.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 15, 2000, the number of outstanding shares of Class A Common Stock (the Company's only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Class A Common Stock, (ii) each director, (iii) each named executive officer and (iv) all officers and directors as a group.


                                                            Shares of Class A
           Name of Beneficial Owner                              Common                        Percent of Class(1)
                                                        Stock Beneficially Owned
-----------------------------------------------      -------------------------------      ------------------------------
Vincent W. Beale, Sr.                                     16,939,283 shares(2)                        45.2%
Cynet Holdings, LLC                                       15,691,283 shares(3)                        41.9%
Leonard Childress                                          3,164,964 shares(4)                         8.5%
Guy M. Lewis                                               2,883,888 shares(5)                         7.7%
Northern Neck Enterprises, Inc.                            2,868,268 shares(6)                         7.6%
Houston Economic Opportunity Fund, L.P.                    2,180,023 shares(7)                         5.8%
Bernard B. Beale                                           1,150,000 shares(8)(9)                      3.1%
Samuel C. Beale                                            1,100,000 shares(8)(9)                      2.9%
Wayne Schroeder                                              100,000 shares(8)                           *
Daniel C. Lawson                                             100,000 shares                              *
David R. Hearon, Jr.                                          37,500 shares(8)                           *
R. Greg Smith                                                 33,333 shares(8)                           *
All directors and executive officers
    as a group (6 people)                                 17,460,116 shares(10)                       46.6%

--------------------------

*        Less than one percent.
(1) Percentages shown are based upon (i) 27,784,207 shares of Class A Common Stock presently outstanding, (ii) warrants to purchase 8,593,571 shares of Class A Common Stock and (iii) 972,500 shares subject to vested stock options. On this basis, for purposes of these calculations, the number of shares used is 37,445,307.
(2) Represents (i) 15,691,283 shares of beneficially owned by Cynet Holdings, of which Mr. Beale is the President and majority owner, (ii) 1,148,000 shares subject to warrants which Mr. Beale received from Ray
         C. Davis in July 1998, and (iii) 100,000 shares subject to vested stock options.
(3) Includes (i) 9,473,000 shares purchased from Ray C. Davis and related entities controlled by Mr. Davis, (ii) 5,225,472 shares purchased pursuant to the Subscription Agreement between the Company and Cynet Holdings (the "Holdings Subscription Agreement"), (iii) 1,090,000 shares which may be purchased at any time prior to July 22, 2003, at a purchase price of $1.00 per share, upon exercise of a warrant issued pursuant to the Holdings Subscription Agreement, and (iv) 152,811 shares purchased as part of the Rescission Financing. The amount shown excludes 250,000 shares that were pledged to an unaffiliated financial institution in 1998 and subsequently foreclosed upon. See "Certain Relationships and Related Transactions."
(4) Includes (i) 1,300,000 shares deemed beneficially owned by Mr. Childress as a result of his interest in Cynet Holdings and (ii) 1,000,000 shares which may be purchased at any time prior to July 22, 2003, at a purchase price of $1.00 per share, upon exercise of a warrant originally issued pursuant to the Holdings Subscription Agreement.
(5) Includes 2,000,000 shares which may be purchased at any time prior to July 22, 2003, at a purchase price of $1.00 per share, upon exercise of a warrant originally issued pursuant to the Holdings Subscription Agreement.
(6) Includes (i) 1,500,000 shares deemed beneficially owned by Northern Neck Enterprises, Inc. as a result of its interest in Cynet Holdings and (ii) 1,000,000 shares which may be purchased at any time prior to July 22, 2003, at a purchase price of $1.00 per share, upon exercise of a warrant originally issued pursuant to the Holdings Subscription Agreement.
(7) Represents (i) 1,766,423 shares into which an equal number of shares of the Series D Redeemable Convertible Preferred Stock may be converted and (ii) 413,600 shares, which may be purchased upon exercise of a warrant issued pursuant to the Enron Advisory Agreement.

(8)      Includes shares subject to vested stock options.

(9) Includes shares deemed beneficially owned as a result of an interest in Cynet Holdings.

(10) Includes an aggregate of 7,425,683 shares that such persons have the right to acquire within 60 days pursuant to warrants and options held by such persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         RAY C. DAVIS. In May and August of 1995, the Company issued an aggregate of 10,000,000 shares of Class A Common Stock (after giving effect to a nine for one share dividend) to the Davis Family Partnership, Ltd., the Charles
C. Davis Trust, the Nicholas M. Davis Trust and the Rachel I. Davis Trust (collectively, the "Davis Interests") for services rendered by Ray C. Davis in connection with the organization of the Company. The Company valued such services at $1,000.

         In August 1996, the Company purchased 277,000 shares of Class A Common Stock from the Davis Family Partnership, Ltd. for $277,000. The purchase price of $1.00 per share of Class A Common Stock was deemed by Mr. Davis, the then sole director of the Company, to be equal to the fair market value of the shares purchased based upon sales of shares of Class A Common Stock by the Company to private investors, at or near the time of the purchase of shares from the Davis Family Partnership, Ltd. A majority of the proceeds from the sale of shares of Class A Common Stock to the Company was used by Mr. Davis to repay certain loans and advances made to him by the Company during prior periods.

         Effective March 3, 1997, Mr. Davis assigned to the Company all right, title and interest to all "intellectual property" which Mr. Davis owned. In exchange for such assignment, the Company paid Mr. Davis $250,000. The Assignment of Intellectual Property executed by Mr. Davis in favor of the Company defines "intellectual property" to include (i) all patents, patent applications, patent disclosures and related documents, (ii) all trademarks, service marks, trade dress logos and trade names, (iii) all copyrights and registrations and applications for registration thereof, (iv) all mask works and registrations and applications for registrations, (v) all computer software, data and documentation, (vi) all trade secrets and confidential business information, know-how, and related business information, (vii) all proprietary rights relating to any of the foregoing items and (viii) all copies and tangible embodiments of any of the foregoing.

         In April 1998, the Company transferred certain property having a net book value of $67,283 to Mr. Davis and recorded such transfers as compensation. This amount is in addition to compensation paid to Mr. Davis under his employment agreements. See Note 5 of the Notes to Consolidated Financial Statements.

         Effective August 31, 1998, Mr. Davis resigned as a director, officer and employee of the Company and the Company and Mr. Davis entered into the Davis Settlement providing for (i) the termination of Mr. Davis' employment agreement with the Company, (ii) the Company's forgiveness and release of claims of $121,043 in indebtedness owed by Mr. Davis to the Company, and (iii) Mr. Davis' release of claims against the Company with respect to his employment agreement.

         KEITH SHAFFNER. In November 1996, the Company issued warrants to purchase an aggregate of 738,000 shares of Class A Common Stock at an exercise price of $1.00 per share to various persons for assistance in the organization and formation of sixteen limited liability companies. Among the persons receiving such warrants was Keith Shaffner, formerly a Vice President of the Company. Mr. Shaffner received a warrant to purchase 145,500 shares of Class A Common Stock in this transaction, the value of which was $37,830. Also in 1996, the Company paid Mr. Shaffner an aggregate of $111,315 for services rendered. On November 14, 1997, the Company entered into a Settlement Agreement and Mutual Release with Mr. Shaffner for services rendered by him during 1996 and 1997. In exchange for a complete release of all claims by Mr. Shaffner and his affiliate, CyFax, Inc. ("CyFax"), against the Company, the Company issued to Mr. Shaffner: (i) a warrant to purchase 1,150,000 shares of Class B Common
Stock at a price of $1.00 per share, exercisable on or before August 30, 1999 (which the Company extended until November 4, 2001), valued at $184,000 at the time of issuance, (ii) a warrant to purchase 1,050,000 shares of Class B Common Stock at a price of $1.00 per share, exercisable on or before February 28, 2000 (which the Company extended until November 4, 2001), valued at
$178,500 at the time of issuance, (iii) 500,000 shares of Class A Common
Stock, valued at $500,000 at the time of issuance, and (iv) $51,000 in cash.
The extension of these warrants required the Company to recognize a non-cash charge of approximately $1,344,000 during the third quarter of 1999. See Note
5 of the Notes to Consolidated Financial Statements. In addition, the Company issued 200,000 shares of Class A Common Stock, valued at $78,000, to CyFax for the termination of an exclusive agent management agreement with the Company. The Company also paid Mr. Shaffner, individually, $91,636, and CyFax an aggregate of $893,527 for services rendered in 1997.

         CYNET HOLDINGS, LLC. From February 1998 through July 1998, Cynet Holdings purchased an aggregate of 9,473,000 shares of Class A Common Stock from the Davis Interests for an aggregate amount of $1,250,000. The funds utilized by Cynet Holdings to purchase such shares were generated from Cynet Holdings' equity capital. Vincent W. Beale, Sr. is the President and majority owner of Cynet Holdings. In July 1998 the Company entered into a Subscription Agreement with Cynet Holdings, pursuant to which Cynet Holdings committed to purchase up to 10,000,000 shares of Class A Common Stock of the Company for $1.00 per share prior to December 31, 1998. In August 1999 the Subscription Agreement was amended to (i) extend the duration of the Subscription Agreement to December 31, 1999 and (ii) permit the issuance of Class B Common Stock to the extent that no authorized Class A Common Stock is available. In January 2000 the Subscription Agreement was amended to extend the duration of the agreement to June 30, 2000 and increase the purchase price per share payable by Cynet Holdings from $1.00 to $1.51 per share. As of March 15, 2000, the Company issued an aggregate of 5,225,472 shares of Class A Common Stock to Cynet Holdings pursuant to the Holdings Subscription Agreement in exchange for (i) $4,106,000 in cash contributions, and (ii) the conversion of $1,119,472 in short-term unsecured borrowings that were converted into shares of Class A Common Stock at a price of $1.00 per share. In 1998, 250,000 shares of Class A Common Stock purchased by Cynet Holdings were pledged to an unaffiliated financial institution and subsequently foreclosed upon. Also pursuant to the Holdings Subscription Agreement, the Company (i) issued a five-year warrant entitling Cynet Holdings to purchase an aggregate of 4,800,000 shares of Class A Common Stock at a price of $1.00 per share and
(ii) entered into a registration rights agreement granting Cynet Holdings certain registration rights covering the Company's securities held by Cynet Holdings. Cynet Holdings also entered into an Underwriting Agreement with the Company pursuant to which Cynet Holdings purchased 584,825 shares of Class A Common Stock for $1.37 per share as a rescission underwriter in the Rescission Offer.

         In July 1999, the Company entered into a Purchase and Sale Agreement with Cynet Holdings (the "CYNET Interactive Agreement"), pursuant to which Cynet Holdings transferred all of the outstanding membership interests of CYNET Interactive to the Company, resulting in CYNET Interactive becoming a wholly-owned subsidiary of the Company. In consideration for this transfer, the Company forgave a $118,936 account receivable due from CYNET Interactive.

         During 1999, Cynet Holdings provided the Company short-term financing of an aggregate of $1,119,472 for working capital and other corporate purposes. These borrowings were unsecured, non-interest bearing and due on demand by Cynet Holdings. On December 31, 1999, in accordance with the Holdings Subscription Agreement, the Company issued 1,119,472 shares of Class A Common Stock to Cynet Holdings.

         In January 2000, Cynet Holdings provided the Company additional short-term financing of $500,000 for working capital and other corporate purposes. These borrowings were unsecured, non-interest bearing and due on demand by Cynet Holdings. In February 2000, the Company repaid the short-term financing and provided Cynet Holdings a short-term advance of $80,000 for working capital. This advance is unsecured, bears interest at a rate of 6% per annum and is due on demand by the Company. Cynet Holdings has advised the Company that it expects the advance will be repaid on or before June 30, 2000.

         On March 1, 2000, Cynet Holdings assigned to the Company its sales and marketing rights with respect to the Cell Phone/Modem under the Teliran Agreement for an initial term of one year in consideration for, among other things, the Company's agreement to satisfy the minimum sales requirements applicable to the Cell Phone/Modem units as provided in the Teliran Agreement. This assignment is renewable for additional one-year periods subject to the Company's meeting such minimum sales requirements.

         CYNET INTERACTIVE. On July 31, 1999, the Company acquired from Cynet Holdings all of the outstanding membership interests of CYNET Interactive, LLC, a wholly-owned subsidiary of Cynet Holdings, pursuant to the terms of a Purchase and Sale Agreement (the "CYNET Interactive Agreement") between the Company and Cynet Holdings. CYNET Interactive, LLC is a Houston, Texas-based Internet content provider, whose services include graphic and copy design, application development and web hosting services. Pursuant to the CYNET Interactive Agreement, the Company acquired all of the membership interests of CYNET Interactive from Cynet Holdings in exchange for the Company's forgiveness of a $118,936 account receivable due from CYNET Interactive. As a result of the acquisition of CYNET Interactive, CYNET Interactive became a wholly-owned subsidiary of the Company. The acquisition of CYNET Interactive was approved by the disinterested members of the Company's Board of Directors.

         HOUSTON ECONOMIC OPPORTUNITY FUND, L.P. In December 1999, Houston Economic Opportunity Fund, L.P. ("HEOF") acquired 1,766,423 shares of Class A Common Stock for a purchase price of $1.37 per share as part of the Rescission Financing. The Company also issued HEOF a warrant to purchase 413,600 shares of Class A Common Stock for a purchase price of $1.00 per share pursuant to the Enron Advisory Agreement. The warrant is exercisable, in whole or in part, at any time during the three-year period beginning on September 30, 1999. On February 4, 2000, the Company also completed a private placement (the "HEOF Financing") of its securities to HEOF, pursuant to which HEOF (i) invested $1,600,000 in the Company in exchange for 1,600,000 shares of the Company's newly-issued Series C Redeemable Callable Preferred Stock, no par value, and (ii) exchanged 1,766,423 shares of Common Stock owned by HEOF for 1,766,423 shares of the Company's newly-issued Series D Redeemable Convertible Preferred Stock, no par value. The HEOF Financing was completed pursuant to a Stock Purchase Agreement dated as of January 31, 2000 by and between the Company and HEOF.

         EXECUTIVE EMPLOYMENT AGREEMENTS. In 1998 the Company entered into employment agreements with each of Vincent W. Beale, Sr., Bernard B. Beale, David P. Hearon, Jr., Samuel C. Beale and R. Greg Smith. See "Executive Compensation--Employment Agreements."

         Future transactions with directors, officers, employees or affiliates of the Company are anticipated to be minimal and will be made or entered into on terms that are no less favorable to the Company than those that could be obtained from an unaffiliated third party. Any such transactions will be approved in advance by a majority of the disinterested members of the Board of Directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

         3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).

         3.2 Bylaws of the Company (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).

         4.1 Form of Certificate Representing Class A Common Stock (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).

         4.2 Form of Certificate Representing Class B Common Stock (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).

         4.3 Form of Certificate Representing the Series C Redeemable Callable Preferred Stock

         4.4 Form of Certificate Representing the Series D Redeemable Convertible Preferred Stock

         4.5 Statement of the Powers, Designations, Preferences and Rights of the Series C Preferred Stock

         4.6 Statement of the Powers, Designations, Preferences and Rights of the Series D Preferred Stock

         10.1 Employment Agreement dated as of March 3, 1997, between the Company and Ray C. Davis (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.2 Assignment of Intellectual Property dated as of March 3, 1997, between the Company and Ray C. Davis (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.3 Consulting Agreement dated as of June 17, 1997, between the Company and Vincent W. Beale, Sr. (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.4 Settlement Agreement and Mutual Release dated as of November 14, 1997, among the Company, Keith Shaffner and CyFax, Inc. (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998)

         10.5 1997 Restated Stock Option Plan (incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 12, 1999).

         10.6 Employment Agreement dated as of February 1, 1998, between the Company and Vincent W. Beale, Sr. (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.7 Employment Agreement dated as of March 1, 1998, between the Company and David R. Hearon, Jr. (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.8 Employment Agreement dated as of April 13, 1998, between the Company and Ray C. Davis (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.9 Warrant dated April 13, 1998, issued to Ray C. Davis (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.10 Employment Agreement dated as of July 22, 1998, between the Company and Bernard B. Beale (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.11 Employment Agreement dated as of July 22, 1998, between the Company and Samuel C. Beale (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.12 Subscription Agreement dated as of July 22, 1998, between the Company and Cynet Holdings, LLC (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.13 Registration Rights Agreement dated as of July 22, 1998, between the Company and Cynet Holdings, LLC (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.14 Warrant dated July 22, 1998 issued to Cynet Holdings, LLC (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 6, 1998).

         10.15 Form of Assignment Agreement between the Company and the members of certain limited liability companies (incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 12, 1999).

         10.16 Letter Agreement dated June 26, 1996, between the Company, Ray Davis and International Fax Corporation (incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB- 2, No. 333-60765, filed August 12, 1999).

         10.17 Supplement dated October 30,1997, to the Letter Agreement dated June 26, 1996, among the Company, Ray Davis and International Fax Corporation (incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 12, 1999).

         10.18 Employment Agreement dated as of August 26, 1998, between the Company and R. Greg Smith (incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 12, 1999).

         10.19 Settlement Agreement and Mutual Release in Full dated as of August 31, 1998, between the Company and Ray C. Davis (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).

         10.20 First Amendment to Subscription Agreement dated July 31, 1999, between the Company and Cynet Holdings, LLC (incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 12, 1999).

         10.21 Purchase and Sale Agreement as of July 31, 1999, between the Company and Cynet Holdings, LLC (incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed August 12, 1999).

         10.22 Strategic Alliance Agreement dated August 9, 1999, between the Company and IXC Communications Services, Inc. (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB- 2, No. 333-60765, filed September 17, 1999).

         10.23 Letter of December 15, 1998, from the Company to Brooktrout Technology, Inc. (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).

         10.24 Joint Sales and Support Agreement dated January 21, 1999 between the Company and Telesystems Marketing, Inc. (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB- 2, No. 333-60765, filed September 17, 1999).

         10.25 Form of Rescission Fund Escrow Agreement by and among the Company, First Bank Texas, N.A. and each of the Rescission Underwriters (incorporated by reference to the same numbered exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed October 15, 1999).

         10.26 Letter Agreement dated September 22, 1999 and Addendum dated October 22, 1999, among the Company, GlobeWave, Inc. and Teliran Electronic Industries, Inc. (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form SB-2, No. 333-92099, filed December 3, 1999).

         10.27 Second Amendment to Subscription Agreement dated January 12, 2000, between the Company and Cynet Holdings, LLC.

         10.28 Securities Purchase Agreement dated as of January 31, 2000 by and between the Company and Augustine Fund, L.P.

         10.29 Stock Purchase Agreement dated as of January 31, 2000 by and between the Company and Houston Economic Opportunity Fund, L.P.

         10.30 Agreement dated February 16, 2000 among the Company, Teliran Electronics, Ltd., and Cynet Holdings, LLC.

         10.31 Agreement dated March 1, 2000 between the Company and Cynet Holdings, LLC.


         21                Subsidiaries of the Company

Following is a list of the Company's Subsidiaries:

                                                           Other Name Under
                                                           Which Subsidiary             Jurisdiction of
            Name of Subsidiary                            Conducts Business              Incorporation
            ------------------                            -----------------              -------------
            Worldwide Marketing Services, Inc.                   None                        Texas
            CYNET Interactive, LLC                               None                        Texas



         27                Financial Data Schedule.

REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS FORM 10-KSB.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2000                           CYNET, INC.

                                      By:      /s/ Vincent W. Beale, Sr.
                                               ---------------------------------
                                               Vincent W. Beale, Sr., Chairman
                                               of the Board and Chief Executive
                                               Officer
                                               (Principal Executive Officer)

                                      By:      /s/ R. Greg Smith
                                               ---------------------------------
                                               R. Greg Smith, Chief Financial
                                               Officer
                                               (Principal Financial and
                                               Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                                     TITLE                                               DATE
---------                                     -----                                               ----
/s/ VINCENT W. BEALE, SR..                    Chairman of the Board of Directors                  March 30, 2000
------------------------------                and Chief Executive Officer
Vincent W. Beale, Sr.                         (Principal Executive Officer)


/s/ R. GREG SMITH                             Chief Financial Officer                             March 30, 2000
------------------------------                (Principal Financial and Accounting Officer)
R. Greg Smith


/s/ WAYNE SCHROEDER                           Director                                            March 30, 2000
------------------------------
Wayne Schroeder


/s/ DANIEL C. LAWSON                          Director                                            March 30, 2000
------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----

CYNET, INC. CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Certified Public Accountants...........    F-2
     Consolidated Balance Sheet...................................    F-3
     Consolidated Statements of Loss..............................    F-4
     Consolidated Statements of Capital Deficit...................    F-5
     Consolidated Statements of Cash Flows .......................    F-6
     Notes to Consolidated Financial Statements...................    F-7 - F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


CyNet, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of CyNet, Inc. as of December 31, 1999 and the related consolidated statements of loss, capital deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyNet, Inc. at December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses for the years ended December 31, 1999 and 1998 totaling $8,303,938 and $4,356,640, respectively, and at December 31, 1999 had a capital deficit of $3,707,046. The Company will require additional working capital to develop and support its technologies and business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                        BDO SEIDMAN, LLP

Houston, Texas
February 11, 2000, except for note 13,
  which is as of March 10, 2000

                                   CYNET, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                     December 31,
                                                                                                             1999
                                                                                                     ------------
                                                      ASSETS
                                                      ------
Current Assets:
    Cash................................................................................                  $ 182,881

    Accounts receivable:
       Trade, less allowance for doubtful accounts of $140,000..........................                    306,840
       Employees (Note 5)...............................................................                     82,684

    Prepaid expenses - other............................................................                     41,978
                                                                                                     --------------

       Total Current Assets.............................................................                    614,383

Property and Equipment, less accumulated depreciation and amortization (Note 3).........                  2,122,096

Goodwill, less accumulated amortization of $70,596......................................                    183,548
                                                                                                     --------------

                                                                                                       $  2,920,027
                                                                                                     ==============
                                          LIABILITIES AND CAPITAL DEFICIT
                                          -------------------------------
Current Liabilities:
   Accounts payable.....................................................................               $  2,314,635
   Accrued expenses.....................................................................                    836,043
   Dividends payable ...................................................................                    361,773
   Note Payable, including accrued interest (Note 4)....................................                    331,575
   Accrued stock and warrant rights (Note 7)............................................                    115,748
                                                                                                       ------------

   Total Current Liabilities............................................................                  3,959,774
                                                                                                       ------------

Redeemable Class A voting Common Stock (Note 7).........................................                  2,667,299
                                                                                                       ------------

Commitments and Contingencies (Notes 7, 9, 10 and 13)

Capital Deficit (Note 7):
   Cumulative Convertible Preferred Stock:
     Series A, non-voting, $2.00 and $1.43 stated value; 3,600,000 shares authorized;
       66,000 shares issued and outstanding............................................                    109,997
     Series B, non-voting, $3.00 stated value; 2,000,000 shares authorized;
       60,832 shares issued and outstanding.............................................                    126,240
   Common stock:
     Class A voting, no par value; 40,000,000 shares authorized;
       27,784,207 shares issued and outstanding ........................................                 16,263,783
     Class B nonvoting, no par value; 20,000,000 shares authorized;
       2,123,264 shares issued and outstanding .........................................                  3,199,119
     Additional paid-in capital.........................................................                    308,039
     Outstanding warrants...............................................................                  1,888,437
     Deficit............................................................................                (25,602,661)
                                                                                                       -------------

     Total Capital Deficit..............................................................                 (3,707,046)
                                                                                                       -------------

                                                                                                       $  2,920,027
                                                                                                       ============

          See accompanying notes to consolidated financial statements.
                                     F-3

                                   CYNET, INC.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                                                  Years Ended
                                                                                                 December 31,
                                                                                          --------------------------
                                                                                                 1999          1998
                                                                                          -----------   ------------
Revenues........................................................................          $ 8,626,675   $  8,947,732

Cost of revenues................................................................            4,807,061      6,069,184
                                                                                          -----------   ------------

Gross profit....................................................................            3,819,614      2,878,548

Selling, general and administrative expenses (Notes 1 and 5)....................           10,223,558      6,107,978

Depreciation and amortization...................................................              930,450        728,975

Write-down of long-lived assets (Note 12).......................................                    -        271,957
                                                                                          -----------   ------------

Loss from operations............................................................           (7,334,394)    (4,230,362)
                                                                                          ------------  ------------

Other income (expense):
  Interest expense (Notes 4 and 7)..............................................             (939,557)      (103,851)
  Interest income...............................................................               24,902          2,816
  Other.........................................................................              (54,889)       (25,243)
                                                                                          ------------  ------------


                                                                                             (969,544)      (126,278)
                                                                                          ------------  ------------


Net loss before dividends on preferred stock....................................           (8,303,938)    (4,356,640)

Dividends on preferred stock....................................................              (46,304)       (40,243)

Accretion on redeemable Class A voting common stock.............................             (247,299)             -
                                                                                          ------------  ------------

Net loss applicable to common stockholders......................................          $(8,597,541)  $ (4,396,883)
                                                                                          ============  ============

Net loss per common share - basic and assuming dilution.........................          $     (.33)   $       (.19)
                                                                                          ===========   ============

Weighted average number of common shares outstanding............................           25,809,272     23,109,154
                                                                                          ===========   ============














          See accompanying notes to consolidated financial statements.
                                     F-4

                                                          Series A              Series B                 Class A
                                                       Preferred Stock       Preferred Stock          Common Stock
                                                       ---------------       ---------------          ------------
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998        Shares     Amount     Shares      Amount       Shares       Amount
                                                    --------  ---------   --------   ---------   ----------  -----------
BALANCE, at December 31, 1997....................    108,500  $       -     77,349   $       -   19,770,165  $ 3,014,936
Issuance of Class B common stock
   subject to rescission.........................          -          -          -           -            -            -
Issuance of Class A common stock.................          -          -          -           -    1,101,767    1,101,767
Issuance of Series B preferred stock
   through a private placement
   subject to rescission.........................          -          -     36,666           -            -            -
Issuance of Class A common stock
   warrants for services.........................          -          -          -           -            -            -
Issuance of Class B common stock
   warrants for services.........................          -          -          -           -            -            -
Purchase of treasury shares,
   Class B common stock..........................          -          -          -           -            -            -
Issuance of Class A common stock
   from treasury, 10,000 shares
   subject to rescission.........................          -          -          -           -            -            -
Issuance of Class A common stock
   to purchase minority interests................          -          -          -           -       92,640            -
Issuance of Class A common stock
   on conversion of Series A
   preferred stock...............................     (5,000)         -          -           -        5,500            -
Issuance of Class B common stock
   on conversion of Series B
   preferred stock...............................          -          -    (26,666)          -            -            -
Accrued dividends on preferred stock.............          -          -          -           -            -            -
Net loss.........................................          -          -          -           -            -            -
                                                    --------  ---------   --------   ---------   ----------  -----------
BALANCE, at December 31, 1998....................    103,500          -     87,349           -   20,970,072    4,116,703
Issuance of Class A common stock.................          -          -          -           -    2,595,000    2,595,000
Issuance of Class A common stock on conversion
   of advances from CyNet Holdings, LLC..........          -          -          -           -    1,119,472    1,119,472
Reclassification of rescission
   liability (Note 5)............................          -          -          -      30,000            -            -
Modification of terms of previously
   issued Class B common stock
   warrants, (Note 5)............................          -          -          -           -            -            -
Acquisition of CyNet Interactive, LLC
   (Note 5)......................................          -          -          -           -            -            -
Accrued dividends on preferred stock.............          -          -          -           -            -            -
Issuance of Class A common stock in
   rescission offer..............................          -          -          -           -    4,490,216    6,151,598
Issuance of Class A common stock warrants in
   rescission offer..............................          -          -          -           -            -            -
Reclassification and accretion of redeemable
   Class A voting common stock...................          -          -          -           -            -   (2,420,000)
Shares rescinded pursuant to the rescission offer
   (Note 7)......................................    (37,500)   109,997    (26,517)     96,240   (1,390,553)   4,742,304
Cost of issuance of Class A common stock.........          -          -          -           -            -      (41,294)
Net loss.........................................          -          -          -           -            -            -
                                                    --------  ---------   --------   ---------   ----------  -----------
BALANCE, at December 31, 1999....................     66,000  $ 109,997     60,832   $ 126,240   27,784,207  $16,263,783
                                                    ========  =========   ========   =========   ==========  ===========


                                                                                       CYNET, INC.
                                                                       CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

                                                               Class B
                                                            Common Stock                 Additional          Warrants (1)
                                                    -------------------------               Paid-in  -----------------------
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998        Shares        Amount                  Capital    Shares      Amount
                                                    -----------   -----------     -----------------  -----------  ----------
BALANCE, at December 31, 1997....................     2,954,470   $   700,000     $               -    3,449,000  $  362,500
Issuance of Class B common stock
   subject to rescission.........................       154,000             -                     -            -           -
Issuance of Class A common stock.................             -             -                     -            -           -
Issuance of Series B preferred stock
   through a private placement
   subject to rescission.........................             -             -                     -            -           -
Issuance of Class A common stock
   warrants for services.........................             -             -                     -    6,800,000           -
Issuance of Class B common stock
   warrants for services.........................             -             -                     -      350,954           -
Purchase of treasury shares,
   Class B common stock..........................             -             -                     -            -           -
Issuance of Class A common stock
   from treasury, 10,000 shares
   subject to rescission.........................             -             -                     -            -           -
Issuance of Class A common stock
   to purchase minority interests................             -             -                     -            -           -
Issuance of Class A common stock
   on conversion of Series A
   preferred stock...............................             -             -                     -            -           -
Issuance of Class B common stock
   on conversion of Series B
   preferred stock...............................        29,333             -                     -            -           -
Accrued dividends on preferred stock.............             -             -                     -            -           -
Net loss.........................................             -             -                     -            -           -
                                                    -----------   -----------     -----------------  -----------  ----------
BALANCE, at December 31, 1998....................     3,137,803       700,000                     -   10,599,954     362,500
Issuance of Class A common stock.................             -             -                     -            -           -
Issuance of Class A common stock on conversion
   of advances from CyNet Holdings, LLC..........             -             -                     -            -           -
Reclassification of rescission
   liability (Note 5)............................             -             -                     -            -           -
Modification of terms of previously
   issued Class B common stock
   warrants, (Note 5)............................             -             -                     -            -   1,344,004
Acquisition of CyNet Interactive, LLC
   (Note 5)......................................             -             -               308,039            -           -
Accrued dividends on preferred stock.............             -             -                     -            -           -
Issuance of Class A common stock in
   rescission offer..............................             -             -                     -            -           -
Issuance of Class A common stock warrants in
   rescission offer..............................             -             -                     -      413,600           -
Reclassification and accretion of redeemable
   Class A voting common stock...................             -             -                     -            -           -
Shares rescinded pursuant to the rescission offer
   (Note 7)......................................    (1,014,539)    2,499,119                     -            -     181,933
Cost of issuance of Class A common stock.........             -             -                     -            -           -
Net loss.........................................             -             -                     -            -           -
                                                    -----------   -----------     -----------------  -----------  ----------
BALANCE, at December 31, 1999....................     2,123,264   $ 3,199,119     $         308,039   11,013,554  $1,888,437
                                                    ===========   ===========     =================  ===========  ==========

                                                                        Treasury Stock
                                                                       -------------------
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998          Deficit     Shares       Amount             Total
                                                    --------------     ------  -----------       -----------
BALANCE, at December 31, 1997....................   $  (12,682,625)   419,233  $  (727,000)      $(9,332,189)
Issuance of Class B common stock
   subject to rescission.........................                -          -            -                 -
Issuance of Class A common stock.................                -          -            -         1,101,767
Issuance of Series B preferred stock
   through a private placement
   subject to rescission.........................                -          -            -                 -
Issuance of Class A common stock
   warrants for services.........................                -          -            -                 -
Issuance of Class B common stock
   warrants for services.........................                -          -            -                 -
Purchase of treasury shares,
   Class B common stock..........................                -     18,041            -                 -
Issuance of Class A common stock
   from treasury, 10,000 shares
   subject to rescission.........................                -   (419,233)     409,233           409,233
Issuance of Class A common stock
   to purchase minority interests................                -          -            -                 -
Issuance of Class A common stock
   on conversion of Series A
   preferred stock...............................                -          -            -                 -
Issuance of Class B common stock
   on conversion of Series B
   preferred stock...............................                -          -            -                 -
Accrued dividends on preferred stock.............          (40,243)         -            -           (40,243)
Net loss.........................................       (4,356,640)         -            -        (4,356,640)
                                                    --------------  ---------  -----------    --------------
BALANCE, at December 31, 1998....................      (17,079,508)    18,041     (317,767)      (12,218,072)
Issuance of Class A common stock.................                -          -            -         2,595,000
Issuance of Class A common stock on conversion
   of advances from CyNet Holdings, LLC..........                -          -            -         1,119,472
Reclassification of rescission
   liability (Note 5)............................                -          -            -            30,000
Modification of terms of previously
   issued Class B common stock
   warrants, (Note 5)............................                -             -         -         1,344,004
Acquisition of CyNet Interactive, LLC
   (Note 5)......................................                -             -         -           308,039
Accrued dividends on preferred stock.............          (46,304)            -         -           (46,304)
Issuance of Class A common stock in
   rescission offer..............................                -             -         -         6,151,598
Issuance of Class A common stock warrants in
   rescission offer..............................                -             -         -                 -
Reclassification and accretion of redeemable
   Class A voting common stock...................         (247,299)         -            -        (2,667,299)
Shares rescinded pursuant to the rescission offer
   (Note 7)......................................           74,388    (18,041)     317,767         8,021,748
Cost of issuance of Class A common stock.........                -          -            -           (41,294)
Net loss.........................................       (8,303,938)         -            -        (8,303,938)
                                                    ---------------    ------  -----------       -----------
BALANCE, at December 31, 1999....................   $  (25,602,661)         -  $         -       $(3,707,046)
                                                    ===============    ======  ===========       ===========

(1) Outstanding warrants consisted of the following at December 31:

                                           1998                     1999
                                           ----                     ----
                                      Shares    Amount      Shares        Amount
                                   ---------   --------   ----------     --------
Class A common stock warrants       8,049,000  $201,645     8,462,600    $  181,933
Class B common stock warrants       2,550,954   362,500     2,550,954     1,706,504
                                   ----------  --------   -----------    ----------
                                   10,599,954  $564,145    11,013,554    $1,888,437
                                   ==========  ========   ===========    ==========



                See accompanying notes to consolidated financial statements.
                                     F-5

                                   CYNET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                                                                           Years Ended
                                                                                                           December 31,
                                                                                                 -----------------------------
                                                                                                          1999            1998
                                                                                                 -------------    ------------
Cash flows from operating activities:
Net loss ..............................................................................          $  (8,303,938)   $ (4,356,640)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.......................................................               930,450         728,975
    Write-down of long-lived assets.....................................................                     -         271,957
    Loss on disposal of equipment.......................................................                31,628          25,243
    Property transferred for compensation...............................................                     -          67,283
    Forgiveness of receivable as compensation...........................................                     -         121,043
    Provision for bad debts.............................................................               200,272         349,327
    Stock and warrants issued for compensation and services.............................             1,344,004               -
    Stock and warrant rights issued for loan costs and services.........................                65,748               -
    Expensing of deferred offering costs pursuant to the rescission offer...............               712,567               -
    Changes in assets and liabilities:
      Accounts receivable...............................................................              (126,763)       (658,594)
      Prepaid expenses and other assets.................................................                11,865          54,926
      Accounts payable and accrued expenses.............................................               539,156       1,612,687
                                                                                                 -------------       ---------

   Net cash used in operating activities...............................................             (4,595,011)     (1,783,793)
                                                                                                 --------------     ----------

Cash flows from investing activities:
   Purchase of property and equipment..................................................               (349,678)       (867,835)
   Proceeds from sale of property and equipment........................................                 37,000          55,250
                                                                                                 -------------    ------------

   Net cash used in investing activities...............................................               (312,678)       (812,585)
                                                                                                 --------------   ------------

Cash flows from financing activities:
   Issuance of preferred stock - Series B..............................................                      -         110,000
   Issuance of common stock - Class A, net of issuance costs...........................              8,705,302       1,101,767
   Proceeds from note payable and advances.............................................              1,119,472         600,000
   Payments on note payable............................................................                 (7,512)       (260,913)
   Payment of rescission liability.....................................................             (4,781,699)              -
   Purchase of treasury stock..........................................................                      -         (45,102)
   Sale of treasury stock..............................................................                      -         429,233
                                                                                                 -------------    ------------

   Net cash provided by financing activities...........................................              5,035,563       1,934,985
                                                                                                 -------------    ------------

Net increase (decrease) in cash........................................................                127,874        (661,393)
   Cash, beginning of period...........................................................                 55,007         716,400
                                                                                                 -------------    ------------
   Cash, end of period.................................................................          $     182,881    $     55,007
                                                                                                 =============    ============






                See accompanying notes to consolidated financial statements.
                                     F-6

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of CyNet, Inc., its 50% (prior to December 1, 1997) owned limited liability companies ("LLCs") and its wholly-owned subsidiaries Worldwide Marketing, Inc. formed April 24, 1998 and CyNet Interactive, LLC, acquired in July 1999. Pursuant to a private placement memorandum, the Company acquired the remaining 50% ownership in the LLCs as of December 1, 1997 (See Note 6). All significant intercompany accounts and transactions have been eliminated. CyNet, Inc., Worldwide Marketing, Inc., CyNet Interactive, LLC and the LLCs are referred to herein as the Company. During 1998, the Company dissolved each of the LLCs.

         The Company is an Internet business solutions provider integrating full convergent messaging with internet services. The Company's products and services are convergent messaging which includes Fax, Data, Voice, E-Mail and Mobile Messaging, and Internet services which includes custom application development, e-commerce development, web content creation, web hosting and Internet access.

         The Company is a Texas corporation and was founded in April 1995 to provide fax services for business-to-business communication. The Company capitalized on the dramatic increase in the usage of third-party fax services and created a niche market for itself with its HYPERCAST fax broadcast desktop client software and service. In 1997, the Company introduced HYPERLINE, its point-to-point desktop software and fax service in order to expand its existing fax service.

         Having built a reputation for high performance in communications through its fax services, the Company responded to the rapid growth and popularity of e-mail and the Internet as a primary communications medium and set out to become a full service Internet messaging provider. In 1998, the Company added to its product offering HYPERWEB, its e-mail-to-fax service; HYPERMAIL, its fax-to-e-mail service; WEBCAST, its e-mail broadcast service, TELECAST, its voice broadcast service; and HYPERCOMM, its teleconferencing service. To further enhance its messaging services, the Company, through its subsidiary Worldwide Marketing Services, Inc., also added enhancement services such as list procurement, full-service graphic design and copy development services for its customers. These additional services enabled the Company to sell complete messaging solutions with end-to-end control of the solution.

         In July 1999, the Company acquired CyNet Interactive, LLC from CyNet Holdings, LLC, a 56.2% stockholder of the Company, prior to the rescission offer and rescission financing, (see Note 5). The acquisition of CyNet Interactive, LLC allowed the Company to expand its messaging and broadcast enhancement services to include web site design, Internet application development for e-commerce and other Internet-based applications, and web site hosting. In July 1999, the Company entered into a strategic alliance with a major Internet service provider to enable the Company to further expand its products and services to include Internet access for business customers. This alliance enables the Company to provide complete, "end-to-end" Internet business solutions just as it is able to provide complete "end-to-end" messaging business solutions.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

         The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable.

INCOME TAXES

         Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities (see Note 8). The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESEARCH AND DEVELOPMENT

         Expenditures for research and development of telecommunication technology as it relates to fax broadcasting and to various customer interface and application needs are charged to expense as incurred. For the years ended December 31, 1999 and 1998, research and development expenditures were approximately $755,000 and $398,000, respectively.

REVENUE RECOGNITION

         Messaging and Internet service revenues are recognized as services are performed. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. The Company also earns revenue from fees relating to web site design, Internet application development for e-commerce and other Internet-based applications, and web site hosting. These fees are recognized as revenue once the related activities have been performed and the project is complete.

GOODWILL

         Goodwill recorded in connection with the acquisition of CyNet Interactive, LLC (see Note 5) is being amortized using the straight-line method over three years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no impairment exists at December 31, 1999.

LOSS PER COMMON SHARE

         The Company is required to provide basic and dilutive earnings (loss) per common share information.

         The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

         Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 1999 and 1998, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

         These securities at December 31, 1999 and 1998 were as follows:

                                                                                         1999            1998
                                                                                   ----------    ------------
                                                                                     (shares)        (shares)
         Conversion of Series A preferred stock - Class A....................          66,000         103,500
         Conversion of Series B preferred stock - Class B....................          60,832          87,349
         Incentive stock option plan - Class A...............................       2,176,249       1,465,563
         Stock warrants outstanding - Class A................................       8,462,600       8,049,000
         Stock warrants outstanding - Class B ...............................       2,550,954       2,550,954
                                                                                   ----------    ------------
                                                                                   13,316,635      12,256,366
                                                                                   ==========    ============

STOCK OPTIONS AND WARRANTS

         The Company accounts for stock options and warrants issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RISKS AND UNCERTAINTIES

         The Company is subject to the business risks inherent in the telecommunications industry. These risks include, but are not limited to, a high degree of competition within the telecommunications industry and continuous technological advances. Future technological advances in the telecommunications industry may result in the availability of new services or products that could compete with the enhanced messaging and Internet services currently provided by the Company or decreases in the cost of existing products or services that could enable the Company's established or potential customers to fulfill their own needs for enhanced messaging and Internet services more cost efficiently. There can be no assurance that the Company would not be adversely affected in the event of such technological change.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments include accounts receivable, accounts payable and notes payable. The fair market value of accounts receivable, accounts payable and notes payable approximates their carrying values because their maturities are generally less than one year in duration. The Company extends credit to customers in a wide variety of industries and does not consider there to be a concentration of credit risk.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

         The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

         For the years ended December 31, 1999 and 1998, the Company incurred net losses totaling $8,303,938 and $4,356,640, respectively, and at December 31, 1999 had a capital deficit of $3,707,046. Because of these recurring losses, the Company will require additional working capital to develop and support its technologies and business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support the Company's working capital requirements.

         Subsequent to December 31, 1999, the Company raised a total of $3,200,000 through debt and equity financing agreements. See Note 13 for the terms of these agreements. In addition, in accordance with the amended stock subscription agreement, the Company has a remaining commitment of $4,774,528 from CyNet Holdings, LLC, through June 30, 2000 for additional working capital needs. See Note 5 for the terms of the stock subscription agreement.

         Additionally, the Company intends to raise additional working capital through either private placements, public offerings and/or bank financing. As of February 11, 2000, the Company is in discussions with several investors and lending institutions, however no definitive agreements have been reached.

         There are no assurances that the Company will be able to either (1) achieves a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

         At December 31, 1999, property and equipment consisted of the following:

                                                                                      Estimated
                                                                                         Useful
                                                                                    Lives (Years)         Amount
                                                                                    -------------  -------------
         Computer equipment................................................                3-5     $   1,778,926
         Computer software.................................................                5             965,420
         Furniture and fixtures............................................                7             559,423
         Telephone equipment...............................................                3-5           305,273
         Automobiles.......................................................                5             152,613
         Leasehold improvements............................................                5             219,822
                                                                                                   -------------
                                                                                                       3,981,477

         Less - accumulated depreciation and amortization..................                            1,859,381
                                                                                                   -------------
                                                                                                   $   2,122,096
                                                                                                   =============

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTE PAYABLE

         In August 1998, the Company entered into a five-year agreement with an early cancellation provision to sell certain of its eligible accounts receivable, on a revolving basis to a non-affiliated entity. The Company continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivables, including the receivables sold. The Company agreed to pay a finance charge on the accounts receivable sold at rates ranging from 5% to 34.01% based on the aging of the receivables. However, the Company has not been remitting the collection of the sold accounts receivable to the factoring agent and has been using the agreement as a line of credit and is paying finance charges of approximately 5% per month (60% annually) on the advances. For the year ended December 31, 1999 and 1998, the Company incurred finance charges of $154,366 and $66,877, respectively. As of December 31, 1999 the note payable was $331,575, including accrued interest of $31,596.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Related party transactions for the year ended December 31, 1999 are as follows:

         (a) In July 1999, the Company entered into a purchase agreement with CyNet Holdings, LLC. Pursuant to the agreement CyNet Holdings, LLC transferred all of the outstanding membership interest of CyNet Interactive, LLC, a wholly-owned subsidiary of CyNet Holdings, LLC, formed March 1999, to the Company, resulting in CyNet Interactive, LLC becoming a wholly-owned subsidiary of the Company. In consideration for this transfer, the Company forgave a $118,936 account receivable due from CyNet Interactive, LLC. Prior to the transfer both the Company and CyNet Interactive, LLC were considered under common control of CyNet Holdings, LLC. Accordingly, the transfer was accounted for at historical cost in a manner similar to a pooling of interest. The operations of CyNet Interactive, LLC from date of inception through date of acquisition were minimal.

         (b) In September 1999, the Company modified the terms of previously issued warrants to purchase 2,200,000 shares of Class B common stock. The new terms of the warrants call for the warrants to vest immediately, are exercisable at $1.00 per share and expire November 4, 2001. Due to the modification of the terms of the warrants, the Company recorded a third quarter 1999 non-cash charge of approximately $1,344,000 based on the fair value of the warrants at the date of modification.

         (c) During 1999, the Company was advanced $1,119,472 from CyNet Holdings, LLC for working capital, pending the outcome of the rescission offer. The unsecured advances were non-interest bearing and due on demand. As of December 31, 1999, all advances from CyNet Holdings, LLC were converted into Class A common stock at $1.00 per share under the subscription agreement discussed below.

         (d) As of December 31, 1999, the Company had an outstanding employee receivable from an officer of the Company totaling $50,399.

         Related party transactions for the year ended December 31, 1998 are as follows:

         (a) In July 1998, the Company entered into a stock subscription agreement with CyNet Holdings, LLC, an entity that beneficially owned approximately 56.2% of the Company's Class A common stock to finance the Company's capital requirements. The agreement allows the related entity to purchase up to 10,000,000 shares of the Company's Class A common stock at a $1.00 per share and a five year warrant to purchase up to 4,800,000 shares of Class A common stock at $1.00 per share. The agreement was subsequently amended to extend the duration of the agreement to December 31, 1999 and permit the issuance of Class B common stock to the extent that no authorized Class A common stock is available. The Company determined the warrants had no value on issuance under the minimum value method. As of December 31, 1998, the related entity had purchased 1,511,000 shares of Class A common stock of which 409,233 shares were sold from treasury and 1,101,767 were newly issued shares, and purchased an additional 3,714,472 shares in 1999. On January 3, 2000, the stock subscription agreement was amended whereby the duration of the agreement was extended to June 30, 2000 and the price per share was increased to $1.51.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              In addition, in April 1999 CyNet Holdings, LLC acquired 10,000 shares of Series B preferred stock from a stockholder of the Company for $30,000 in accordance with a settlement agreement with the stockholder. Accordingly, the acquired shares are no longer subject to the rescission offer.

         (b) In May 1998, stockholders received 350,954 Class B common stock warrants for services rendered. The warrants vest immediately, are exercisable at $1.00 per share and expire five years from the date of issue. The Company determined the warrants had no value on issuance under the minimum value method.

         (c) In April 1998, the Company transferred certain property with a net book value of $67,283 to the former president of the Company and recorded such transfer as compensation. This amount is in addition to compensation paid in accordance with this individual's employment agreements.

         (d) On August 31, 1998, in accordance with a settlement agreement and mutual release between the Company and its former president, the Company forgave a receivable totaling $121,043 due from this individual (see Note 9).

NOTE 6 - PURCHASE OF MINORITY INTEREST OF THE LIMITED LIABILITY COMPANIES

         Effective December 1, 1997, pursuant to a private placement memorandum, the Company acquired the remaining 50% ownership in the LLCs by issuance of 2,328,940 shares of the Company's Class A common stock. At the time of formation of the LLCs, the holders of the minority interest paid approximately $1,941,000 for such interest which included a conversion feature of 1.2 shares of the Company's Class A common stock for every dollar invested by the LLC member upon certain events, as defined. Based on an independent third party appraisal of the Company's Class A common stock, there was no additional consideration given above the original conversion feature for the purchase of the minority interest. Accordingly, the purchase of the minority interest of the LLCs was accounted for at book value. In January 1998, the Company issued an additional 92,640 shares of Class A common stock in connection with the purchase of the minority interest of the LLCs.

NOTE 7 - CAPITAL

COMMON STOCK

         The Company is authorized to issue up to 60,000,000 shares of its no par value common stock of which 40,000,000 shares have been designated as Class A voting common stock and 20,000,000 shares have been designated as Class B non-voting common stock. The holders of shares of Class A common stock are entitled to one vote for each share on all matters submitted to a vote of stockholders. Holders of Class B common Stock are entitled under the Texas Business Corporation Act to vote in connection with the voluntary dissolution of the Company but have no voting privileges with respect to other matters. The holders of both Class A and Class B common stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors from time to time out of legally available funds. Upon liquidation or dissolution of the Company, the holders of both Class A and Class B common stock are entitled to share ratably in all assets of the Company that are legally available for distribution, after payment of all debts and other liabilities and subject to the priority rights of any holders of preferred stock then outstanding. Holders of Class A and Class B common stock have no preemptive rights to acquire new securities issued by the Company and have no rights to convert their common stock into any other securities of the Company.

CLASS A COMMON STOCK

         During the year ended December 31, 1999, in association with the completion of the rescission offer, the Company issued 4,490,216 shares of Class A common stock at $1.37 per share, in accordance with the terms of the stand-by investor agreements. Of the shares issued, 1,766,423 shares are subject to a put option. See Rescission Offer below for discussion of this put option.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During the year ended December 31, 1999, in association with the completion of the rescission offer, the Company purchased and retired 1,390,553 shares of Class A common stock for $2,220,150, not including interest and dividends paid. See Rescission Offer below.

         During the years ended December 31, 1999 and 1998, the Company sold 3,714,472 and 1,511,000 shares of common stock, respectively, at $1.00 per share to CyNet Holdings, LLC, a related entity of which 409,233 were issued from treasury stock for the year ended December 31, 1998. In addition, during 1998 the Company sold 10,000 shares of Class A common stock from treasury stock for $2.00 a share, which were subject to the rescission offer.

         During the year ended December 31, 1998, the Company issued 92,640 shares of Class A common stock in connection with the purchase of the minority interest of the LLCs, see Note 6.

CLASS B COMMON STOCK

         During the year ended December 31, 1999, in association with the completion of the rescission offer, the Company purchased and retired 1,014,539 shares of Class B common stock for $2,376,999, not including interest and dividends paid. See Rescission Offer below.

         During the year ended December 31, 1998, the Company purchased 18,041 shares of Class B common stock for $45,102 which were subject to the rescission offer.

         During the year ended December 31, 1998, the Company issued 154,000 shares of Class B common stock valued at $60,000. The stock rights were accrued at December 31, 1997 for consulting services and were subject to the rescission offer.

         At December 31, 1999, the Company had common stock reserved for future issuance as follows:

                                                                                                         1999
                                                                                                 ------------
                                                                                                     (shares)
         Conversion of Series A preferred stock to Class A...................                          66,000
         Conversion of Series B preferred stock to Class B...................                          60,832
         Stock rights - Class A..............................................                          50,000
         Warrant rights - Class B............................................                         100,000
         Incentive stock option plan - Class A...............................                       2,176,249
         Stock warrants outstanding - Class A................................                       8,462,600
         Stock warrants outstanding - Class B................................                       2,550,954
                                                                                                 ------------
                                                                                                   13,466,635
                                                                                                 ============

PREFERRED STOCK

         The Company is authorized to issue up to 10,000,000 shares of no par value preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on a particular matter), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

SERIES A PREFERRED STOCK

         The Company is authorized to issue a total of 3,600,000 shares of Series A preferred stock. The preferred stock is non-voting, has a $2.00 per share stated value and has an annualized dividend rate of $0.24 per share. Attributes of the Series A preferred stock are discussed below:

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RANKING. The Series A preferred stock is senior to the Company's common and Series B preferred stock with respect to dividends and rights upon liquidation or dissolution of the Company. As long as any Series A preferred stock is outstanding, the Company will not be entitled to authorize or issue any class of securities that is senior to or on parity with the Series A preferred stock without the approval of holders of at least 66-2/3% of the Series A preferred stock.

         VOTING RIGHTS. Holders of Series A preferred stock are not entitled to vote.

         DIVIDEND RIGHTS. The holders of Series A preferred stock are entitled to receive out of funds of the Company legally available, dividends at an annual rate of $0.24 per share, payable semi-annually in arrears in two equal installments of $0.12 in June and December of each year. Dividends accrue and accumulate from the date of first issuance and are paid to holders of record as they appear on the books of the Company as of the record date of the last day of May and November in each year which immediately precedes each respective dividend payment date. Accumulation of dividends does not bear interest. So long as the Series A preferred stock is outstanding, the Company may not declare or pay any dividends on the common stock or other stock unless the full cumulative dividends on the Series A preferred stock have been paid in full.

         CONVERSION AND MANDATORY CONVERSION. Shares of Series A preferred stock are convertible by the holder at any time (a) on or after the date of issuance and before November 1, 1997 into shares of Class A common stock at a conversion rate of 1.2 shares of Class A common stock for each share of Series A preferred stock tendered; and (b) after November 1, 1997 and before September 1, 1998 at a conversion rate of 1.1 shares of Class A common stock for each share of Series A preferred stock (c) after September 1, 1998 the conversion rate is 1.0. Any accrued and unpaid dividends will be paid to holders of the Series A preferred stock at the time of conversion. The Company at its sole discretion and option has the right to require that holders of Series A preferred stock to convert their shares to Class A common stock at any time on or after January 1, 1999. In the event of this mandatory conversion election by the Company, holders of Series A preferred stock will receive one share of Class A common stock for each share of Series A preferred stock.

         LIQUIDATION RIGHTS. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series A preferred stock are entitled to receive, out of the remaining net assets of the Company available for distribution to stockholders before any distribution or payment made to holders of common stock or Series B preferred stock other junior capital stock, the Series A preferred stock stated value of $2.00 per share plus any accrued and unpaid dividends. Upon payment of the full amount of the Series A preferred stock stated value plus any unpaid dividends, the holders of Series A preferred stock shall not be entitled to any further participation in any distribution of assets of the Company.

         During the year ended December 31, 1999, in association with the completion of the rescission offer, the Company purchased and retired 37,500 shares of Series A preferred stock for $75,000, not including interest and dividends paid. See Note 7 rescission offer.

         During the year ended December 31, 1998, 5,000 shares of previously issued Series A preferred stock were converted into 5,500 shares of Class A common stock at a conversion rate of 1.1 share of Class B common stock for each share of Series B preferred stock.

SERIES B PREFERRED STOCK

         The Company is authorized to issue a total of 2,000,000 shares of Series B cumulative convertible preferred stock. The preferred stock is non-voting, has a $3.00 per share stated value and has an annualized dividend rate of $0.30 per share. Attributes of the Series B preferred stock are discussed below:

         RANKING. The Series B preferred stock is junior to the Series A preferred stock and senior to the Company's common stock with respect to dividends and rights upon liquidation or dissolution of the Company. As long as any Series B preferred stock is outstanding, the Company will not be entitled to authorize or issue any class of securities that is senior to or on parity with the Series B preferred stock without the approval of holders of at least 66-2/3% of the Series B preferred stock.

         VOTING RIGHTS. Holders of Series B preferred stock are not entitled to vote.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         DIVIDEND RIGHTS. The holders of Series B preferred stock are entitled to receive out of funds of the Company legally available, dividends at an annual rate of $0.30 per share, payable semi-annually in arrears in two equal installments of $0.15 in June and December of each year. Dividends accrue and accumulate from the date of first issuance and are paid to holders of record as they appear on the books of the Company as of the record date of the last day of May and November in each year which immediately precedes each respective dividend payment date. Accumulation of dividends will not bear interest. So long as the Series A or B preferred stock is outstanding, the Company may not declare or pay any dividend on the common stock or other capital stock unless the full cumulative dividends on the Series A and Series B preferred stock have been paid in full.

         CONVERSION AND MANDATORY CONVERSION. Shares of Series B preferred stock are convertible by the holder at any time (a) on or after the date of issuance and before November 1, 1997 into shares of Class B non-voting common stock at a conversion rate of 1.2 shares of such common stock for each share of Series B preferred stock; and (b) after November 1, 1997 and before September 1, 1998 at a conversion rate of 1.1 shares of Class B non-voting common stock for each share of Series B preferred stock after September 1, 1998 the conversion rate is
1.0. Any accrued and unpaid dividends will be paid to holders of the Series B preferred stock at the time of conversion. The Company at its sole discretion and option has the right to require that holders of Series B preferred stock to convert their shares to Class B non-voting common stock at any time on or after January 1, 1999. In the event of this mandatory conversion election by the Company, holders of Series B preferred stock will receive one share of Class B non-voting common stock for each share of Series B preferred stock.

         LIQUIDATION RIGHTS. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts, other liabilities of the Company, and Series A preferred shareholders, the holders of the Series B preferred stock are entitled to receive, out of the remaining net assets of the Company available for distribution to stockholders before any distribution or payment made to holders of common stock or other junior capital stock, the Series B preferred stock stated value of $3.00 per share plus any accrued and unpaid dividends. Upon payment of the full amount of the Series B preferred stock stated value plus any unpaid dividends, the holders of Series B preferred stock shall not be entitled to any further participation in any distribution of assets of the Company.

         During the year ended December 31, 1999, in association with the completion of the rescission offer, the Company purchased and retired 26,517 shares of Series B preferred stock for $109,500, not including interest and dividends paid. See Rescission Offer below.

         During the year ended December 31, 1998, the Company sold 36,666 shares of Series B preferred stock for $3 per share for net cash proceeds of $110,000. Of these shares, 26,666 shares were converted into 29,333 shares of Class B common stock during the year ended December 31, 1998 at a conversion rate of 1.1 shares of Class B common stock for each share of Series B preferred stock.

RESCISSION OFFER

         During 1998, 1997 and 1996, the Company sold certain common and preferred stock which were not registered pursuant to the federal and state securities laws, but were sold in a series of three private placement offerings in reliance upon the exemptions from registration afforded by (i) Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and (ii) various state limited offering provisions, respectively. In addition, the Company issued certain common and preferred stock and stock warrants for services provided to the Company.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         However, the Company was advised that under the integration provisions of Regulation D, the private placement offerings may be viewed by the Securities and Exchange Commission as one continuous offering and, as such, may not have been conducted in compliance with all applicable Regulation D limited offering conditions. If the private placement offerings were not conducted in compliance with the securities laws, the purchasers of the common and preferred stock would have the right to have such securities repurchased by the Company for an amount equal to the purchase price paid less any dividends received plus interest, or if the common and preferred stock have been disposed of by the holder at a loss, the difference between the purchase price and the price received upon disposal less dividends received plus interest. In addition, the Company determined that certain issuances of common and preferred stock and stock warrants issued for services were also subject to rescission for an amount equal to the estimated value of services rendered to the Company. As a result, the Company elected to make a rescission offer to the holders of certain issuances of common and preferred stock and stock warrants. The rescission offer was effective October 18, 1999, and was outstanding for approximately thirty-five days. Of the common stock and preferred stock sold during 1998, 1997 and 1996, taking into consideration the conversion of Series A and B preferred stocks, 5,300,304 and 2,050,093 shares of Class A and B common stock for net proceeds of $7,988,989 and $5,119,475, respectively; 103,500 shares of Series A preferred stock for net proceeds of $207,000 and 77,349 shares of Series B preferred stock for net proceeds of $232,047, were subject to the rescission offer, less dividends paid on Series A and B preferred stock of $192,478 and $55,650, respectively, prior to the conversion to common stock.

         Regarding the common and preferred stock and stock warrants issued for services in prior periods, as previously discussed; 214,187 shares of Class A common stock valued at $149,887, taking into consideration the conversion of Series A preferred stocks; 669,640 shares of Class B common stock valued at $299,099 taking into consideration conversion of Series B preferred stock; and 799,000 Class A common stock warrants valued at $201,640, were subject to the rescission offer.

         Accordingly, the Company was precluded from classifying these securities and proceeds as capital until such time as the rescission offer was completed. At which time the Company classified as capital such securities and proceeds to the extent the security holders elected to retain their ownership in the Company. For security holders electing to rescind their ownership, the rescission price was paid in cash.

         The Company's rescission offer was effective October 18, 1999 and was outstanding for approximately thirty-five days. The following is a summary of the outcome of the rescission offer:


                                                          Stockholders
                             Securities Subject to     Electing to Accept
                                Rescission Offer        Rescission Offer                                Total
                          ------------------------  ----------------------     Interest Dividends     Rescission
Class of Stock                Shares        Amount      Shares      Amount    Expenses        Paid    Liability
--------------            ----------  ------------  ----------  ----------   ---------  ----------   -----------
Series A Preferred Stock     103,500  $    201,265      37,500  $   75,000   $  12,775  $   (2,333)  $    85,442
Series B Preferred Stock      77,349       229,923      26,517     109,550      22,720        (855)      131,415
Class A Common Stock       5,514,491     7,952,134   1,390,553   2,220,150     421,791     (81,497)    2,560,444
Class B Common Stock       2,719,733     5,365,047   1,014,539   2,376,999     400,732     (18,133)    2,759,598
Warrants - Class A           799,000       201,640           -           -           -           -             -
                                      ------------              ----------   ---------  ----------   -----------

                                      $ 13,950,009              $4,781,699   $ 858,018  $ (102,818)  $ 5,536,899
                                      ============              ==========   =========  ===========  ===========

         To fund the rescission liability of $5,536,899, the Company arranged for stand-by investors. During the year ended December 31, 1999, the Company entered into agreements with stand-by investors to provide $6,151,598 to fund the rescission offer. The agreements provided that the stand-by investors purchase up to $6,151,598 of Class A common stock at $1.37 per share to the extent stockholders elected to accept the rescission offer. In addition with the consent of the stand-by investors, any unused proceeds from the stand-by investors that remained after the funding of the rescission offer was used by the Company for general working capital purposes.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         One of the agreements entered into by the Company discussed above contains a put option. In accordance with the agreement, this stand-by investor, which committed to fund $2,420,000 of the rescission financing, can put their shares back to the Company by the anniversary date of the expiration of the rescission offer at a $1.51 per share. Accordingly, the $2,420,000 was immediately accreted up to $2,667,299 to reflect the put option and classified outside of the equity section as mezzanine capital until such time the put option has expired. In addition, in August 1999 the Company entered into an agreement with a related entity of the stand-by investor to provide financial advisory services to the Company. In accordance with the agreement the related entity received warrants to purchase 413,600 shares of the Company's Class A common stock. The warrants have an exercise price of $2.00 per share, vest immediately and expire three years from issuance.

COMMON STOCK OPTIONS AND WARRANTS

         In September, 1999, the Company agreed in principle with a stockholder of the Company to issue a warrant to purchase 100,000 share of Class B common stock for assistance with the private placement of preferred stock. The warrant vests immediately, is exercisable at $1.00 per share and expires November 4, 2001. Due to the settlement of the claim with the stockholder, the Company accrued a third quarter 1999 non-cash charge of approximately $66,000 based on the fair value of the warrant.

         In July 1998, the Company issued warrants to purchase 4,800,000 shares of Class A common stock at $1.00 per share for a term of five years, see Note 5. The warrants vest immediately and had no value on issuance under the minimum value method.

         In April 1998, the Company issued warrants to purchase 2,000,000 shares of Class A common stock at $1.00 per share for a term of five years in connection with an employment agreement with the Company's former president. The warrants vest immediately and had no value on issuance under the minimum value method. Subsequent to receiving these warrants, the Company's former president assigned the warrants to various stockholders, including 1,710,000 warrants to the new Chairman of the Board and Chief Executive Officer of the Company.

         In May 1998, the Company issued warrants to purchase 350,954 shares of Class B common stock at $1.00 per share for a term of five years for services rendered. The warrants vest immediately and had no value on issuance under the minimum value method.

         During the year ended December 31, 1997, the Company's Board of Directors approved and the Company adopted the 1997 Incentive Stock Option Plan (the Plan) which was amended and restated effective July 1999. The Plan provides for the granting of Class A common stock options to key employees of the Company. Within certain limitations provided by the Plan, such options may include provisions regarding vesting, exercise price, the amount of each grant and other terms as shall be approved by the Board of Directors or by a committee designated by the Board of Directors. Options granted under the Plan may be either options that qualify as "incentive stock options", within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, or those that do not qualify as such "incentive stock options" ("non-qualified options"). The Plan, which permits up to 2,000,000 shares of the Company's Class A Common Stock to be issued, terminates on October 19, 2007.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the Company's stock option plan for the years ended December 31, 1999 and 1998 is presented below:

                                                               1999                              1998
                                                    -------------------------      ----------------------------
                                                                     Weighted                        Weighted
                                                                      Average                         Average
                                                                     Exercise                        Exercise
                                                        Shares          Price          Shares           Price
                                                 -------------  -------------      ----------    --------------
         Options outstanding at
           beginning of year.....................    1,465,563   $        .39               -    $           -
         Options granted.........................      940,000           1.11       1,475,000              .39
         Options exercised.......................            -              -               -                -
         Options cancelled.......................     (229,314)           .50          (9,437)             .39
                                                 --------------  ------------      ----------    -------------
         Options outstanding at
           end of year...........................    2,176,249   $        .67       1,465,563    $         .39
                                                 =============   ============      ==========    =============
         Shares exercisable......................      926,250   $        .39         738,438    $         .39
                                                 =============   ============      ==========    =============
         Weighted-average fair value of
           options from during the year..........                $        .62                    $         .22
                                                                 ============                    =============

         The following table summarizes information about stock options outstanding at December 31, 1999:

                               OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
              ---------------------------------------------------------------    -----------------------------
                                                      Weighted
                                                       Average       Weighted                         Weighted
                   Range of           Number         Remaining        Average          Number          Average
                   Exercise      Outstanding       Contractual       Exercise      Exercisable        Exercise
                     Prices      At 12/31/99              Life          Price      At 12/31/99           Price
              -------------   --------------     -------------    -----------    -------------     -----------
              $ .39 - $ 1.51       2,176,243            3.8           $ .67           926,250          $ .39

         SFAS 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998:

                                                                                         1999            1998
                                                                                   ----------    ------------
         Dividend yield................................................                    0%              0%
         Expected volatility...........................................                   60%             60%
         Risk-free interest rate.......................................                    6%              5%
         Expected lives................................................               5 years         5 years

         Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and loss per share would have been revised to the pro forma amounts indicated below:

                                                                                            For the Years Ended
                                                                                                   December 31,
                                                                                     ---------------------------
                                                                                            1999            1998
                                                                                     -----------    ------------
         Net loss applicable to common stockholders:
              As reported..............................................              $(8,597,541)   $(4,396,883)
                                                                                     ============   ============
              Pro forma................................................              $(8,655,315)   $ (4,557,531)
                                                                                     ============   =============
         Net loss per common share:
            Basic and assuming dilution
              As reported..............................................              $     (.33)      $    (.19)
                                                                                     ===========      ==========
              Pro forma................................................              $     (.34)      $    (.20)
                                                                                     ===========      ==========

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

         Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

         The components of deferred income tax assets (liabilities) at December 31, 1999, were as follows:

                                                                                       Amount
                                                                                -------------
         Net operating loss carryforward....................................    $   6,826,000
         Warrant expense.....................................................         457,000
         Loss on write-off of investments....................................         409,000
         Property and equipment.............................................           27,000
         Other ..............................................................         (11,000)
                                                                                --------------
         Gross deferred tax assets...........................................       7,708,000
         Valuation allowance.................................................      (7,708,000)
                                                                                --------------
         Net deferred tax assets.............................................   $           -
                                                                                =============

         At December 31, 1999, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

         For the years ended December 31, 1999 and 1998, the income tax benefit determined by applying the statutory income tax rate to pre-tax loss from operations differs from the actual benefit as follows:

                                                                                        1999             1998
                                                                                  ----------     ------------
         Provision for income tax benefit at statutory rate..................   $  (2,823,000)  $  (1,481,000)
         Change in deferred tax asset valuation allowance....................       2,815,000       1,476,000
         Other...............................................................           8,000           5,000
                                                                                --------------   ------------
                                                                                $           -   $           -
                                                                                =============   =============

         At December 31, 1999, the Company had a net operating loss carryforwards for federal income tax purposes totaling approximately $20,077,000 which, if not utilized, will expire as follows:


         Year Ended December 31,                                                     Amount
         -----------------------                                                -----------
         2010 ..............................................................    $    61,000
         2011 ...............................................................       888,000
         2012 ...............................................................     7,400,000
         2018 ...............................................................     4,704,000
         2019 ...............................................................     7,024,000
                                                                                ------------

                                                                                $20,077,000
                                                                                ===========

         In April 1998, the Company had a change in ownership which has resulted in the Company's net operating loss carryforwards being subject to certain utilization limitations in the future.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASES

         The Company is obligated under a long-term non-cancelable operating lease for office space expiring through the year 2003, at a minimum annual rent as follows:


         YEAR ENDED DECEMBER 31                                                    AMOUNT
         ----------------------                                                    ------
         2000 ..............................................................   $  362,123
         2001 ...............................................................     345,623
         2002 ...............................................................     311,663
         2003 ...............................................................      75,201
                                                                               ----------

                                                                               $1,094,610
                                                                               ==========

         Rent expense for the years ended December 31, 1999 and 1998 totaled $378,508 and $225,693, respectively.

TELECOMMUNICATION CARRIER DISPUTE

         On January 31, 2000, the Company received a letter from a major telecommunications carrier asserting that the Company had failed to meet certain financial obligations including both payment for services rendered totaling approximately $248,000 and certain short fall penalties on volume commitments for long distance services totaling approximately $1,100,000. The alleged liability to the Company as a result of this agreement, including future year volume commitments and other expenses is approximately $4,000,000. The Company has disputed the claim based on the Company's assertion that the carrier breached the contract with respect to services rendered. The parties are presently in preliminary discussions to resolve their disputes. The Company believes it will resolve the issues relating to this dispute by entering into a new multi-year agreement for long distance or related services and does not expect this dispute will have a material adverse effect on the Company. As of December 31, 1999, the Company had recorded a liability of approximately $179,000 for services rendered.

LITIGATION

         On November 19, 1999, the Company and CyNet Interactive were named as defendants in a suit filed by a former customer of CyNet Interactive. The plaintiff alleges, among other things, that CyNet Interactive failed to complete the design and development of an Internet Live Auction project in accordance with alleged contract terms and conditions, and is seeking to recover actual and treble damages. The Company has retained counsel to vigorously defend the matter. Although the Company has not completed its investigation of the claims asserted by the plaintiff in this matter, the Company does not believe that this suit will have a material adverse effect on the Company. The Company is not a party to any other legal proceedings which the Company believes could have a material adverse effect on the Company.

EMPLOYMENT AGREEMENTS

         On February 1, 1998, the Company entered into an employment agreement with the Chairman of the Board and Chief Executive Officer of the Company. The five year agreement provides for an annual salary of $180,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a $30,000 signing bonus and an option under the Company's 1997 Incentive Stock Option Plan to purchase 100,000 shares of Class A common stock at a price of $.39 per share which vests immediately and is exercisable over a five year period.

         On March 1, 1998, the Company entered into an employment agreement with the Vice President of Operations of the Company. The four year agreement provides for an annual salary of $150,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a $30,000 signing bonus, which was accrued for as of December 31, 1998 and subsequently paid, and an option under the Company's 1997 Incentive Stock Option Plan to purchase 75,000 shares of Class A common stock at a price of $.39 per share which vests 25% annually and is exercisable over a five year period.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On July 22, 1998, the Company entered into an employment agreement with the Executive Vice President of the Company. The four year agreement provides for an annual salary of $150,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a $30,000 signing bonus, which was accrued for as of December 31, 1998 and subsequently paid, and an option under the Company's 1997 Incentive Stock Option Plan to purchase 150,000 shares of Class A common stock at a price of $.39 per share which vests immediately and is exercisable over a five year period.

         On July 22, 1998, the Company entered into an employment agreement with the Vice President, General Counsel and Secretary of the Company. The three year agreement provides for an annual salary of $108,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a $30,000 signing bonus, which was accrued for as of December 31, 1998 and remains unpaid, and an option under the Company's 1997 Incentive Stock Option Plan to purchase 100,000 shares of Class A common stock at a price of $.39 per share which vests immediately and is exercisable over a five year period.

         On August 26, 1998, the Company entered into an employment agreement with the Chief Financial Officer. The three year agreement provides for an annual salary of $125,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a $30,000 signing bonus, which was accrued for as of December 31, 1998 and subsequently paid, and an option under the Company's 1997 Incentive Stock Option Plan to purchase 100,000 shares of Class A common stock at a price of $.39 per share which vests 33% annually and is exercisable over a five year period.

         In March 1997, the former President of the Company, who was also a stockholder, entered into an employment agreement. The agreement provided for a three year employment term that automatically renewed annually with the first year compensation set at $220,000, plus incentives and certain employee benefits, as defined by the agreement. If the former President terminated his employment for good reason or the Company terminated the President other than for cause or disability, the former President was entitled to receive three times his annual salary and bonus, as defined by the agreement, vesting of any options and any such amounts credited to a qualified plan, continuation of certain benefits for a year and any other amount due the former President. The agreement also provided for a $50,000 signing bonus.

         On April 13, 1998, the former President of the Company terminated his original employment agreement discussed above, resigned as president and sold his stock ownership interest in the Company to an entity which is partially owned by certain existing stockholders of the Company. In accordance with the agreement the former president entered into a new five-year employment agreement which provides for an annual salary of $150,000, a 2,000,000 Class A common stock warrant that vests immediately and is exercisable over a five year period at $1 per share and participation in certain of the Company's employee benefit plans. Subsequent to receiving this warrant the Company's former president assigned the warrant to various stockholders, including 1,710,000 warrants to the new Chairman of the board and Chief Executive Officer of the Company. The agreement provides that the individual will devote approximately one-half of his business time and attention to the business of the Company.

         On August 31, 1998, the former president of the Company terminated his employment agreement dated April 13, 1998, discussed above, and entered into a settlement agreement and mutual release with the Company. In accordance with the agreement the individual terminated his employment and waived his right to receive any compensation in accordance with this current employment agreement. In return, the Company agreed to forgive a receivable from the individual of $121,043.

NOTE 10 - EMPLOYEE BENEFIT PLAN

         The Company has a savings and profit sharing plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Participants may elect to defer up to 15% of their compensation annually based on certain limits established by the Internal Revenue Code. The Company may elect a discretionary matching contribution annually. Participants' salary deferral contributions are fully vested when made and Company discretionary match contributions vest over a five year period. The Company made no discretionary matching contributions for the years ended December 31, 1999 and 1998.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

         During the year ended December 31, 1999, the Company had the following non-cash transactions:

         (a) During 1999, the Company completed a rescission offer as discussed in Note 7. Of the outstanding liability at December 31, 1998, of $13,980,009, $4,781,699 was rescinded for cash and the remainder was reclassified as follows:

                                                                                                    Amount
                                                                                             -------------
              Rescission liability at December 31, 1998.................................     $  13,980,009

              Rescinded for cash........................................................         4,781,699
                                                                                             -------------

              Reclass to equity.........................................................         9,198,310

              Reclass deferred offering costs to equity for shares not rescinded........        (1,366,258)

              Reclass accrued dividends no longer payable to equity.....................           219,696

              Reclass shares purchased by CyNet Holdings, LLC during 1999...............           (30,000)
                                                                                             --------------

              Net reclass to equity to reflect the rescission offer.....................     $   8,021,748
                                                                                             =============


         (b) The Company accrued dividends payable totaling $46,304.

         (c) The Company acquired CyNet Interactive, LLC from CyNet Holdings, LLC in a transaction accounted for at historical cost in a manner similar to a pooling of interest (see Note 5). This transaction resulted in an increase to additional paid-in capital of $308,039, increase in property, plant and equipment of $53,895 and an increase in goodwill of $254,144.

         (d) The Company issued 1,119,472 shares of the Company's Class A common stock on conversion of advance totaling $1,119,472 from CyNet Holdings, LLC.

         During the year ended December 31, 1998, the Company had the following non-cash transactions:

         (a) The Company accrued dividends payable totaling $40,243.

         (b) The Company issued 154,000 shares of Class B common stock valued at $60,000 for services.


NOTE 12 - WRITE-DOWN OF LONG-LIVED ASSETS

         During 1998, the Company acquired certain telecommunications equipment that is more efficient and has a higher fax transmission capacity than certain of its existing equipment. The Company determined that its nodes, which is primarily computer equipment that is located in various cities throughout the United States, were cost prohibitive. The computer equipment from the nodes was implemented in the Company's operations to the extent possible. Accordingly, the Company recorded a write-down of $163,079 for the year ended December 31, 1998 for property and equipment that is currently not being utilized.

         In addition, during 1998 the Company wrote-down certain art work and artifacts to their estimated market value based on an independent appraisal and recorded an impairment loss of $108,878.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

DEBT FINANCING

         On January 31, 2000, the Company entered into a securities purchase agreement with a non-related entity. In accordance with the agreement the Company issued a $1,600,000 Series A (8%) Convertible promissory note. The promissory note bears interest at 8% payable quarterly in cash or common stock beginning June 30, 2000, with outstanding principal and interest due January 31, 2002. At the holders' option at any time commencing at the earlier of the effective date of the registration statement or May 30, 2000, the original face amount of the note or a portion can be converted into the Company's Class A common stock at a per share conversion rate equaled to the lesser of (1) 110% of the average of the closing bid prices for the Company's Class A common stock five trading days prior to January 31, 2000 or (2) 75% of the average of the three lowest closing bid prices for the Company's Class A common stock thirty trading days immediately preceding the conversion date.

         On issuance of the promissory note the Company recorded a debt discount of approximately $1,250,000 to record the effect of the beneficial conversion rate of the promissory note at date of issuance. The debt discount will be amortized as a non-cash charge to interest expense from the date the promissory note was issued to the first date the promissory note is eligible for conversion. Accordingly, the Company will incur a non-cash interest charge of approximately $625,000 in each of the first and second quarters of 2000.

         In addition, the Company issued the note holder a warrant to purchase 160,000 shares of the Company's Class A common stock at a per share price equaled to 120% of the average of the closing bid prices of the Company's Class A common stock five trading days prior to January 31, 2000. The warrant vests immediately and expires January 31, 2003. At the date of issuance the Company recorded a debt discount of approximately $350,000 for the value of the warrant. The debt discount will be amortized as a non-cash charge to interest expense over the term of the promissory note.

         In accordance with the agreement, the Company is required to file a registration statement to register the appropriate shares of Class A common stock that the promissory note and warrant can be converted into by March 1, 2000 or have the registration statement effective by May 30, 2000. If the Company fails to comply, the Company is subject to liquidating damages of 1% of the face value of the promissory note outstanding each thirty days until the registration statement is declared effective. In addition, if the above registration requirements are not met, the 75% conversion rate discussed above is reduced by 2% each thirty days, with a 50% floor, until such time the registration statement becomes effective.

         The agreement also requires the Company, among other things, to maintain a shelf registration, comply with the terms of the agreement, and maintain the public trading of the Company's Class A common stock. If the Company breaches these requirement it is subject to the 1% liquidating damages discussed above for each thirty days the violation has not been cured.

         In association with the issuance of this promissory note the Company paid finders fees totaling $185,000, which consisted of issuance of 10,000 shares of the Company's Class A common stock valued at $55,000 and a cash payment of $130,000.

EQUITY FINANCING

         On February 3, 2000, the Company entered into a stock purchase agreement with a stockholder who was one of the stand-by investors during the rescission offer (see Note 7, Rescission Offer). In accordance with the agreement, the stockholder (1) purchased 1,600,000 shares of newly designated Series C preferred stock at $1.00 per share, and (2) exchanged 1,766,423 shares of Class A common stock issued during the rescission offer for 1,766,423 shares of newly designated Series D preferred stock.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The non-voting Series C preferred stock is senior to the Company's common and Series D preferred stock and is junior to the Company's Series A and B preferred stock with respect to rights upon liquidation or dissolution of the Company. The Series C preferred stock is not entitled to any dividends, except liquidating dividends, as defined by the agreement. The Series C preferred stock contains a call and put option feature as follows:

         Call Option:

                        Period                                                                   Price per Share
        -------------------------------------                                                    ---------------
         February 3, 2000 to July 31, 2000...................................................      $     1.09
         August 1, 2000 to January 31, 2001..................................................      $     1.18
         February 1, 2001 to July 31, 2001...................................................      $     1.31
         August 1, 2001 to January 31, 2002..................................................      $     1.45
         February 1, 2002 to July 31, 2002...................................................      $     1.64
         On or after August 1, 2002..........................................................      $     1.86


         Put Option:

                        Period                                                                   Price per Share
         ------------------------------------                                                    ---------------
         February 1, 2001 to July 31, 2001...................................................      $     1.31
         August 1, 2001 to January 31, 2002..................................................      $     1.45
         February 1, 2002 to July 31, 2002...................................................      $     1.64
         On or after August 1, 2002..........................................................      $     1.86

         The Series C preferred stock also has a mandatory redemption feature, whereby the Company shall redeem shares of Series C preferred stock at the applicable call option price upon the issuance of any equity or debt securities of the Company, as defined by the Agreement. The amount of shares redeemed shall equal the aggregate dollar amount of consideration the Company received, other than for outstanding stock options and warrants, divided by the applicable call option price.

         Due to the put option feature the Series C preferred stock will be classified outside of the equity section as mezzanine capital and accreted up to the put redemption value over the applicable periods as defined above.

         The Series C preferred stock agreement also contains certain protective provisions whereby, as long as the Series C preferred stock is outstanding the Company will not, without first obtaining the approval of its holders of at least 66-2/3% of the Series C preferred stock, among other things, (1) sell or otherwise dispose of substantially all of its property or business, as defined,
(2) authorize or issue equity securities, as defined, except for securities issued pursuant to the stock subscription agreement between the Company and CyNet Holdings, LLC., or any other options, warrants or other commitments to issue equity securities outstanding as of January 31, 2000, (3) purchase of Series A and B preferred stock and Class A and B common stock, as defined, (4) declare or pay dividends on Class A and B common stock, (5) increase the number of directors of the Company greater than nine and (6) incur any debts, obligations or other liabilities except ordinary trade payables and accrued operating expenses.

         The voting Series D preferred stock is senior to the Company's common stock and is junior to the Company's Series A, B and C preferred stock with respect to rights upon liquidation or dissolution of the Company. The Series D preferred stock is entitled to receive dividends equal to the per share dividends declared on the Company's Class A common stock. The Series D preferred stock contains a put option, whereby, the holder can put their shares back to the Company by the second annual anniversary of the date of the issuance of the Series D preferred stock at $1.51 per share. See rescission offer Note 7 for discussion of the accretion of this redemption value prior to the exchange of the Class A common stock for the Series D preferred stock. Due to the redemption feature the Series D preferred stock will be classified outside of the equity section as mezzanine capital until such time as the put option has expired. In addition, the Series D preferred stock may be converted into the Company's Class A common stock at a conversion rate of $1.00 per share.

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In addition, CyNet Holding, Inc. granted this stockholder the right to first refusal to purchase up to 25% of the shares of the Company's Class A common stock which CyNet Holdings, LLC may, from time to time, propose to purchase pursuant to the stock subscription agreement between CyNet Holdings, LLC and the Company (see Note 5).

WIRELESS CELL/MODEM SALES AND MARKETING AGREEMENT

         On February 16, 2000, the Company and CyNet Holdings, LLC entered into an agreement with a non-related entity to grant and provide, among other things, sales and marketing rights and technical support pertaining to the wireless cell/modem product. In accordance with the agreement and a separate agreement with CyNet Holdings, LLC, the Company receives the exclusive global sales and marketing rights for the wireless cell/modem products for the year 2000. The agreements require a minimum sales performance level for the year ended December 31, 2000. In the event the sales levels are not achieved CyNet Holdings, LLC may take back the sales and marketing rights for the specific markets that these sale levels have not been achieved. Sales and marketing rights are revoked if the agreements terminate.

         In accordance with the agreements, the Company is required to meet the minimum sales performance level of $8,295,000 for the year ended December 31, 2000. If any or all of the specific area sales and marketing rights are revoked, the Company's minimum sales level is reduced accordingly. To secure the first quarter 2000 purchase commitment, the Company is required to provide a letter of credit or other acceptable security for $1,050,000. As of March 10, 2000, the Company had provided a letter of credit totaling $1,050,000, which expires June 8, 2000, in accordance with this agreement.

         The agreements require beginning February 1, 2000, the non-related entity will pay the Company $10,000 per month towards the technical support, sales and marketing employee and related costs the Company will incur to successfully perform in accordance with the agreements.

         In addition, the Company, CyNet Holdings, LLC and the non-related entity have agreed to form a joint venture for the research and development of improvements to the cell/modem product and other products. The joint venture agreement shall be executed on or before April 1, 2000. The Company and CyNet Holdings, LLC have agreed to invest up to a minimum of $5,000,000 in cash and/or technologies and related knowledge on or before December 31, 2000.

         Upon entering into these agreements, the Company formed a new division, CyNet Wireless, which was formed to implement this agreement and to better serve the Company's wireless customers and develop wireless technology.

CONVERSION OF SERIES A AND B PREFERRED STOCK

         On February 28, 2000, the Company elected to exercise the mandatory conversion feature of the Series A and B preferred stock. Accordingly, Series A and B preferred stock totaling 66,000 and 60,832, respectively, were converted into 66,000 and 60,832 shares of Class A and B common stock, respectively.