Form 10QSB
period 2000-03-31
CYNET INC
filed 2000-05-22
CIK 1027878

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

/x/	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended March 31, 2000.
/ /	Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission File Number 0-16354

CYNET, INC.
(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	76-0467099 (IRS Employer ID No.)

12777 Jones Road, Suite 400
Houston, TX 77070
(Address of principal executive offices)

(281) 897-8317
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, no par value
Class B Common Stock, no par value

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to be file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

26,139,273 shares of Class A Common Stock, no par value as of April 15, 2000.
 2,255,452 shares of Class B Common Stock, no par value as of April 15, 2000.

CYNET, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2000 (unaudited) and December 31, 1999 (audited)

	March 31, 2000	December 31, 1999
Assets
Current Assets:
Cash	$239,533	$182,881
Accounts receivable:
Trade, less allowance for doubtful accounts of $120,763 and $140,000, respectively	593,492	306,840
Affiliate	80,000	—
Employee	96,568	82,684
Inventory	296,100	—
Prepaid expenses and other	11,212	41,978

Total Current Assets	1,316,905	614,383
Property and equipment, less accumulated depreciation and amortization	2,056,114	2,122,096
Other assets:
Goodwill, less accumulated amortization of $91,775 and $70,596, respectively	162,369	183,548
Debt Placement Cost, less accumulated amortization of $15,417	169,583	—

	$3,704,971	$2,920,027

Liabilities and Capital Deficit
Current Liabilities:
Accounts Payable	$1,850,639	$2,314,635
Accrued Expenses	444,761	836,043
Dividends Payable	270,992	361,773
Notes Payable, including accrued interest	347,395	331,575
Accrued Stock and Warrant Rights	148,150	115,748

Total Current Liabilities	3,061,937	3,959,774
Convertible Debt, net of debt discount	643,994	—

Total Liabilities	3,705,931	3,959,774

Redeemable Preferred Stock, Series C, non-voting, $1.00 stated value; 1,600,000 and 0 shares authorized; 1,600,000 and 0 shares issued and outstanding, respectively	1,600,000	—

Convertible Redeemable Preferred Stock, Series D, non-voting, $1.36 stated value; 1,766,423 shares authorized, issued and outstanding	2,667,299	—

Redeemable Class A Voting Common Stock	—	2,667,299

Capital Deficit:
Cumulative Convertible Preferred Stock:
Series A, non-voting, $2.00 and $1.43 stated value; 3,600,000 shares authorized; 0 and 66,000 shares issued and outstanding, respectively	—	109,997
Series B, non-voting, $3.00 stated value; 2,000,000 shares authorized; 0 and 60,832 shares issued and outstanding, respectively	—	126,240
Common Stock:
Class A, no par value; 40,000,000 shares authorized; 26,111,813 and 27,784,207 shares issued and outstanding, respectively	16,498,228	16,263,783
Class B, no par value; 20,000,000 shares authorized; 2,254,952 and 2,123,264 shares issued and outstanding, respectively	3,265,686	3,199,119
Additional Paid-in Capital	1,617,557	308,039
Outstanding Warrants	2,244,667	1,888,437
Accumulated Deficit	(27,894,397)	(25,602,661)

Total Capital Deficit	(4,268,259)	(3,707,046)

	$3,704,971	$2,920,027

The accompanying notes are integral part of these condensed consolidated financial statements

CYNET, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

For the three months ended March 31, 2000 and March 31, 1999

	Three Months Ended March 31,
	2000	1999
Revenues	$2,515,603	$2,153,832
Cost of revenues	1,508,796	1,166,656

Gross profit	1,006,807	987,176
Selling, general and administrative expenses	2,399,374	1,305,438
Depreciation and amortization	241,320	340,958

Total operating expenses	2,640,694	1,646,396

Loss from operations	(1,633,887)	(659,220)
Other income (expense):
Interest (net)	(696,119)	(38,023)
Other (net)	43,784	(38,299)

Net loss before dividends on preferred stock	$(2,286,222)	$(735,542)
Dividends on Preferred Stock	(5,514)	(12,876)

Net loss applicable to common stockholders	$(2,291,736)	$(748,418)

Net loss per common share—basic and fully diluted	$(0.08)	$(0.03)

Weighted Average Common Shares Outstanding	28,878,904	25,012,501

The accompanying notes are integral part of these condensed consolidated financial statements

CYNET, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

as of March 31, 2000 and March 31, 1999

	Three Months Ended
	March 31, 2000	March 31, 1999
Cash flows from operating activities:
Net loss	$(2,286,222)	$(735,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241,320	340,958
Amortization of debt discount	643,994	—
Loss on disposal of equipment	—	31,628
Provision for bad debts	13,660	29,579
Adjustment to rescission offer	(10,600)	—
Increase in:
Accounts receivable	(314,196)	(75,371)
Inventory	(296,100)	—
Prepaid expenses and other assets	(99,234)	(17,845)
Decrease in:
Accounts payable and accrued expenses	(833,945)	(164,531)

Net cash used in operating activities	(2,941,323)	(591,124)

Cash flows from investing activities:
Purchase of property and equipment	(95,592)	(91,426)
Proceeds from sale of property and equipment	—	37,000

Net cash used in investing activities	(95,592)	(54,426)

Cash flows from financing activities:
Issuance of common stock—Class A	—	1,110,000
Issuance of preferred stock—Series C	1,600,000	—
Proceeds from notes payable	1,638,487	—
Proceeds from warrants exercised	75,375	—
Payments on notes payable	(44,000)	—
Advance to affiliate	(80,000)	—
Dividends paid on preferred stock	(96,295)	—

Net cash provided by financing activities	3,093,567	1,110,000

Net increase in cash	56,652	464,450
Cash, beginning of period	182,881	55,007

Cash, end of period	$239,533	$519,457

The accompanying notes are integral part of these condensed consolidated financial statements

CYNET, INC.

PART I—FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of CYNET, Inc. and its wholly-owned subsidiaries Worldwide Marketing, Inc. and CYNET Interactive, LLC, acquired in July 1999. All significant intercompany accounts and transactions have been eliminated. CYNET, Inc., Worldwide Marketing, Inc., and CYNET Interactive, LLC are referred to herein as the "Company".

    The interim financial statements of the Company which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

    The Company is an Internet business solutions provider integrating full convergent messaging with Internet services. The Company's products and services are convergent messaging which includes Fax, Data, Voice, E-Mail and Wireless Messaging, and Internet services which includes custom application development, e-commerce development, web content creation, web hosting and Internet access.

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

INVENTORIES

    Product inventories are valued at lower of cost or market. Cost is determined on the basis of the first-in, first-out method (FIFO).

INCOME TAXES

    Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

RESEARCH AND DEVELOPMENT

    Expenditures for research and development of telecommunication technology as it relates to fax broadcasting and to various customer interface and application needs are charged to expense as incurred. For the periods ended March 31, 2000 and 1999, research and development expenditures were approximately $390,051 and $103,215, respectively.

REVENUE RECOGNITION

    Messaging and Internet service revenues are recognized as services are performed. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. Revenues from sales of Wireless Cell/Modems are recognized when shipped to the ultimate customer. The Company also earns revenue from fees relating to web site design, Internet application development for e-commerce and other Internet-based applications, and web site hosting. These fees are recognized as revenue once the related activities have been performed and the project is complete.

GOODWILL

    Goodwill recorded in connection with the acquisition of CYNET Interactive, LLC is being amortized using the straight-line method over three years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no impairment exists at March 31, 2000.

LOSS PER COMMON SHARE

    The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

    Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended March 31, 2000 and 1999, certain potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    The reported amounts of financial instruments, such as cash, accounts receivable, accounts payable and short-term notes payable approximate fair value because of their short-term maturities, generally less than one year in duration. The reported amount of long-term debt approximates market value based on market rates for instruments with similar maturities. The Company extends credit to customers in a wide variety of industries and does not consider there to be a concentration of credit risk.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

    The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

FORWARD LOOKING STATEMENTS

    When used in this Form 10-QSB and elsewhere by CYNET from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning CYNET's operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about CYNET's business strategy and means to implement the strategy, CYNET's objectives, the amount of future capital expenditures, the likelihood of CYNET's success in developing and introducing new products and services and expanding its business, and the timing of the introduction of new and modified products and services. For those statements, CYNET claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates inherently subject to significant risks and uncertainties, many of which are beyond the control of CYNET, and reflect future business decisions, which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in CYNET's forward-looking statements.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

PERIOD ENDED MARCH 31, 2000 COMPARED TO PERIOD ENDED MARCH 31, 1999

    Revenues increased to $2,515,603 for the period ended March 31, 2000 from $2,153,832 for the period ended March 31, 1999. The increase of $361,771 or 17% was primarily attributable to an increase in sales of the Company's Internet, data services and Wireless Cell/Modem product offerings. For the periods ended March 31, 2000 and 1999, revenues from the Company's Internet services represented 12% and 0%, respectively, of the Company's total revenues. For the periods ended March 31, 2000 and 1999, revenues from the Company's data services represented 10% and 8% respectively, of the Company's total revenues. For the periods ended March 31, 2000 and 1999, revenues from the Company's Wireless Cell/Modem product represented 4% and 0% respectively, of the Company's total revenues. In aggregate, for the periods ended March 31, 2000 and 1999, revenues from the Company's Internet, data services and Wireless Cell/Modem products represented 26% and 8%, respectively, of the Company's total revenues. Revenues from sales of broadcasting services decreased from $1,989,113 or 92% of revenues, during the period ended March 31, 1999, to $1,858,047 or 74% of revenues during the period ended March 31, 2000.

    Cost of revenues increased to $1,508,796 for the period ended March 31, 2000 from $1,166,656 for the period ended March 31, 1999. The cost of revenues as a percentage of revenues increased to 60% for the period ended March 31, 2000 as compared to 54% for the period ended March 31, 1999. The increase in cost of revenues of $342,140 or 29% was primarily attributable to the addition of Internet Services and Wireless Cell/Modem product offerings. Gross margins decreased to 40% for the period ended March 31, 2000 from 46% for the period ended March 31, 1999 due to lower margins associated with the Company's new product offerings. Management expects increased sales volume of its Wireless Cell/Modem along with the delivery of higher gross margin value added products and services to further improve gross margins in the future.

    Selling, and general and administrative expenses increased to $2,399,374 for the period ended March 31, 2000 from $1,305,438 for the period ended March 31, 1999. The increase of $1,093,936 was primarily attributable to (i) an increase of approximately $248,000 in personnel costs and related expenses from expansion of the Company's sales force and administrative staff,(ii) an increase of approximately $287,000 in research and development expense, (iii) an increase of approximately $118,000 in advertising and investor relations expense, and (iv) an increase of approximately $177,000 in legal, $58,000 in consulting, and $30,000 in accounting fees.

    Depreciation and amortization decreased to $241,320 for the period ended March 31, 2000 from $340,958 for the period ended March 31, 1999. The decrease was attributable primarily to the increase in fully depreciated property, plant and equipment due to short useful lives.

    Other expense totaled $652,335 for the period ended March 31, 2000 compared to other expense of $76,322 for the period ended March 31, 1999. The increase in other expense was primarily attributable to interest expense of $699,135 on a promissory note issued for financing and a revolving account receivable lending agreement, offset by increases in other miscellaneous income totaling $43,784. On issuance of the promissory note the Company recorded a debt discount of approximately $1,600,000 to record the effect of the beneficial conversion rate of the promissory note at the date of issuance and warrants issued. The debt discount is being amortized as a non-cash charge to interest expense from the date the promissory note was issued through the first date the promissory note will be eligible for conversion. Accordingly, the Company incurred a non-cash interest charge of approximately $650,000 in the first quarter of 2000.

    The Company incurred a net loss of $2,286,222 for the period ended March 31, 2000 compared to a net loss of $735,542 for the period ended March 31, 1999. The increase in net loss was due to the factors discussed above.

    Net loss per common share increased to $0.08 from $0.03 for the period ended March 31, 2000 compared to the year ended March 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $2,941,323 and $591,124 for the periods ended March 31, 2000 and 1999, respectively. The increase in net cash used in operating activities for the period ended March 31, 2000 was primarily due to the increase in the Company's net operating loss.

    Net cash used in investment activities was $95,592 and $54,426 for the periods ended March 31, 2000 and 1999, respectively. These amounts were due primarily to capital expenditures for operating equipment, including computer equipment and software, furniture and fixtures and telecommunications equipment.

    Net cash provided by financing activities was $3,093,567 and $1,110,000 for the periods ended March 31, 2000 and 1999, respectively. The Company has obtained financing primarily through a series of private sales of Preferred C and Class A Common Stock and issuance of Notes Payable.

    As of March 31, 2000 the Company had a cash balance of $239,533 and a deficit working capital position of $1,745,032. In February 2000, the Company raised a total of $3,200,000 through a private placement of debt and equity securities.

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

    On May 16, 2000, the Company received a letter from a telecommunications product manufacturer asserting that the Company had failed to meet certain financial obligations including financing the purchase of approximately $1,800,000 of equipment. The Company has disputed the claim based upon the Company's assertion that the manufacturer breached the contract with respect to product defects, technical support, and related disclosures concerning the product. The parties are presently in discussions to resolve their disputes. The Company believes it will resolve the issues relating to the dispute by reforming the contract and substituting improved products. The Company does not expect this dispute will have a material adverse effect on the Company.

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

    The Company currently does not have sufficient capital to meet its cash flow requirements over the next 12 months. As a result, the Company will be required to satisfy cash flow shortages through private placements, public offerings and/or bank financing. The Company is currently in discussions with several investors, including existing capital partners, and financial institutions regarding additional equity and debt finances, however no definitive agreements have been reached.

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

YEAR 2000 COMPLIANCE

    The Company has incorporated a compliance standard with rules and definitions into its operations systems with respect to Year 2000 compliance. Based upon an initial evaluation of its broader list of vendors and results of operations in the first four months of the year 2000, the Company has no reason to believe that these providers are not in compliance with Year 2000 protocol.

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

PART II OTHER INFORMATION

Item 2:	Changes in Securities
On February 4, 2000, the Company completed a private placement (the "Augustine Financing") in the amount of $1,600,000 of certain securities designated as its Series A Eight Percent (8%) Notes (the "Notes") to the Augustine Fund, L.P., an Illinois limited partnership ("Augustine"), pursuant to the terms of a Securities Purchase Agreement dated as of January 31, 2000, by and between the Company and Augustine. The Notes are convertible into shares of the Company's Class A Common Stock, no par value (the "Common Stock") at a conversion price for each share of Common Stock equal to the lesser of (i) $7.315 per share (equal to 110% of the average of the closing bid prices of the Common Stock during the five trading days prior to January 31, 2000) or (ii) a certain percentage (determined by reference to the date of conversion as provided in the Notes) of the average of the three lowest closing bid prices for the Common Stock for the thirty (30) trading days immediately preceding the date of conversion. In addition, the Company (a) granted three-year warrants (the "Augustine Warrants") to Augustine entitling it to purchase up to an aggregate of 160,000 shares of the Company's Common Stock at a price of $7.98 per share (equal to 120% of the average of the closing bid prices of the Common Stock during the five trading days prior to January 31, 2000), subject to certain adjustments, and (b) granted certain registration rights in favor of Augustine with respect to the Notes, the Augustine Warrants and the shares of Common Stock which may be acquired upon exercise of the Augustine Warrants. A commission of $185,000 was paid in connection with the Augustine Financing.

On February 4, 2000, the Company also completed a private placement (the "HEOF Financing") of its securities to Houston Economic Opportunity Fund, L.P., a Delaware limited partnership ("HEOF"), pursuant to which HEOF (i) invested $1,600,000 in the Company in exchange for 1,600,000 shares of the Company's newly-issued Series C Redeemable Callable Preferred Stock, no par value, and (ii) exchanged 1,766,423 shares of Common Stock owned by HEOF for 1,766,423 shares of The Company's newly-issued Series D Redeemable Convertible Preferred Stock, no par value. Each holder of the Series D Preferred Stock has the right to convert all or any portion of such holder's shares of Series D Preferred Stock into such number of fully paid and non-assessable shares of Common Stock at the rate of one (1) share of Common Stock for each share of Series D Preferred Stock surrendered for conversion, subject to certain adjustments. The HEOF Financing was completed pursuant to a Stock Purchase Agreement dated as of January 31, 2000 by and between the Company and HEOF. No commissions or underwriting discounts were paid in connection with the HEOF Financing.
The Company believes the foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.
Item 3:	Defaults Upon Senior Securities NONE
Item 4:	Submission of Matters to a Vote of Security Holders No matter was submitted to a vote of the Company's security holders during the first quarter of the year 2000.

Item 5:	Other Information NONE
Item 6(a):	Exhibits
	(a)	Exhibits
3.1
Articles of Incorporation of the Company, as amended (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999) .
	3.2	Bylaws of the company (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).
4.1
Form of Certificate Representing Class A Common Stock (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999) .
4.2
Form of Certificate Representing Class B Common Stock (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999) .
	4.3	Form of Certificate Representing the Series C Redeemable Callable Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's Form 10-KSB filed March 30, 2000).
	4.4	Form of Certificate Representing the Series D Redeemable Callable Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's Form 10-KSB filed March 30, 2000).
4.5
Statement of the Powers, Designations, Preferences and Rights of the Series C Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's Form 10-KSB filed March 30, 2000).
4.6
Statement of the Powers, Designations, Preferences and Rights of the Series D Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's Form 10-KSB filed March 30, 2000).
	27.1	Financial Data Schedule
Item 6(b):	Reports on Form 8-K NONE

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

CYNET, INC. (Registrant)
Date: 05/15/00	Vincent W. Beale, Sr., Chairman of the Board and Chief Executive Officer
Date: 05/15/00	R. Greg Smith, Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
CYNET, INC. PART I—FINANCIAL INFORMATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS