Form 10QSB
period 2000-06-30
CYNET INC
filed 2000-08-14
CIK 1027878

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

                         COMMISSION FILE NUMBER 0-16354

                                   -----------

                                   CYNET, INC.
             (Exact name of registrant as specified in its charter)


            TEXAS                                        76-0467099
(State or other jurisdiction of                     (IRS Employer ID No.)
incorporation or organization)

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

                                   -----------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to be file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

26,119,773 shares of Class A Common Stock, no par value as of July 31, 2000. 3,004,952 shares of Class B Common Stock, no par value as of July 31, 2000.

TABLE OF CONTENTS


                                                                                                                              PAGE
                                                                                                                              ----
PART I  FINANCIAL INFORMATION
Item 1:
Condensed Consolidated Balance Sheets as of June 30,2000 (unaudited) and December 31,1999 (audited).......................     3

Condensed Consolidated Statements of Loss (unaudited) for the Three and Six Months Ended June 30, 2000 and June 30, 1999..     4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2000 and June 30, 1999......     5

Notes to Condensed Consolidated Financial Statements (unaudited)..........................................................     6

Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................     9

Results of Operations.....................................................................................................     9

Liquidity and Capital Resources...........................................................................................    10

PART II  OTHER INFORMATION
Item 1:
Legal Proceedings.........................................................................................................    12

Item 2:
Changes in Securities.....................................................................................................    12

Item 3:
Defaults Upon Senior Securities...........................................................................................    13

Item 4:
Submission of Matters to a Vote of Security Holders.......................................................................    13

Item 5:
Other Information.........................................................................................................    14

Item 6(a):
Exhibits..................................................................................................................    15

Item 6(b):
Reports on Form 8-K.......................................................................................................    15

SIGNATURES................................................................................................................    15


CYNET, INC. PART I-FINANCIAL INFORMATION CONDENSED CONSOLIDATED BALANCE SHEETS as of June 30, 2000 (unaudited) and December 31, 1999 (audited)


                                                                                              JUNE 30,      DECEMBER 31,
                                                                                               2000            1999
                                                                                               ----            ----
                                     ASSETS
Current Assets:
  Cash                                                                                     $    934,717    $    182,881
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $170,000 and $140,000, respectively          636,713         306,840
    Affiliate                                                                                    70,000            --
    Employees                                                                                   104,030          82,684
  Inventory                                                                                     985,000            --
  Prepaid expenses and other                                                                    243,159          41,978
                                                                                           ------------    ------------
  Total Current Assets                                                                        2,973,619         614,383
Property and equipment, less accumulated depreciation and amortization                        2,348,060       2,122,096
Goodwill, less accumulated amortization of $112,954 and $70,596, respectively                   141,190         183,548
                                                                                           ------------    ------------
                                                                                           $  5,462,869    $  2,920,027
                                                                                           ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts Payable                                                                         $  3,237,813    $  2,314,635
  Accrued Expenses                                                                              438,145         836,043
  Dividends Payable                                                                                --           361,773
  Notes Payable, including accrued interest                                                     229,548         331,575
  Accrued Stock and Warrant Rights                                                              148,150         115,748
                                                                                           ------------    ------------
  Total Current Liabilities                                                                   4,053,656       3,959,774
Unearned Revenues                                                                               137,000            --
                                                                                           ------------    ------------
Total Liabilities                                                                             4,190,656       3,959,774
                                                                                           ------------    ------------

Redeemable Class A Voting Common Stock                                                             --         2,667,299
                                                                                           ------------    ------------

Stockholders' Equity (Deficit)
   Cumulative Convertible Preferred Stock:
  Series A, non-voting, $2.00 and $1.43 stated value; 3,600,000 shares authorized; 0
    and 66,000 shares issued and outstanding, respectively                                         --           109,997
  Series B, non-voting, $3.00 stated value; 2,000,000 shares authorized; 0 and
    60,832 shares issued and outstanding, respectively                                             --           126,240
  Series D, non-voting, $1.25 stated value; 4,000,000 shares authorized, 3,331,200
    and 0 shares issued and outstanding, respectively                                         4,164,000            --
  Series E, non-voting, $1,000 stated value; 1,635 shares authorized; 1,601 and
    0 shares issued and outstanding, respectively                                             1,601,000            --
  Series F, non-voting, $1,000 stated value; 2,185 shares authorized; 2,149 and
    0 shares issued and outstanding, respectively                                             2,149,000            --
   Common Stock:
  Class A, no par value; 100,000,000 shares authorized; 26,119,773 and 27,784,207
    shares issued and outstanding, respectively                                              16,478,728      16,263,783
  Class B, no par value; 20,000,000 shares authorized; 3,004,952 and 2,123,264
    shares issued and outstanding, respectively                                               4,015,686       3,199,119
  Additional Paid-in Capital                                                                  1,675,337         308,039
  Outstanding Warrants                                                                        2,838,700       1,888,437
  Accumulated Deficit                                                                       (31,650,238)    (25,602,661)
                                                                                           ------------    ------------

Total Capital                                                                                 1,272,213      (3,707,046)
                                                                                           ------------    ------------

                                                                                           $  5,462,869    $  2,920,027
                                                                                           ============    ============

The accompanying notes are integral part of these condensed consolidated financial statements.



CYNET, INC. PART I-FINANCIAL INFORMATION CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
For the three and six months ended June 30, 2000 and June 30, 1999
                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              JUNE 30                           JUNE 30
                                                                              -------                           -------
                                                                         2000           1999              2000           1999
                                                                         ----           ----              ----           ----
Revenues.........................................................    $2,840,393      $2,380,422       $5,355,996      $4,534,254
Cost of revenues.................................................     1,156,094       1,156,110        2,664,890       2,322,766
                                                                 -------------------------------  -------------------------------
Gross profit.....................................................     1,684,299       1,224,312        2,691,106       2,211,488
                                                                 -------------------------------  -------------------------------
Selling, general and administrative expenses.....................     3,323,923       1,632,195        5,723,297       2,937,633
Depreciation and amortization....................................       318,207         132,160          559,527         473,118
                                                                 -------------------------------  -------------------------------

Total operating expenses.........................................     3,642,130       1,764,355        6,282,824       3,410,751
                                                                 -------------------------------  -------------------------------
Loss from operations.............................................   (1,957,831)       (540,043)      (3,591,718)     (1,199,263)
Other income (expense):
  Interest (net).................................................     (765,014)        (38,525)      (1,461,133)        (76,548)
  Other (net)....................................................       (4,680)        (13,933)           39,104        (52,232)
                                                                 -------------------------------  -------------------------------
Net loss before extraordinary item                                 $(2,727,525)      $(592,501)     $(5,013,747)    $(1,328,043)
Loss on conversion of debt                                              396,887               -          396,887               -
                                                                 -------------------------------  -------------------------------
Net loss before dividends on preferred stock.....................  $(3,124,412)      $(592,501)     $(5,410,634)    $(1,328,043)
Dividends on Preferred Stock.....................................      (18,057)        (12,726)         (23,571)        (25,602)

Deemed dividend on convertible preferred stock...................     (716,667)               -        (716,667)               -
Accretion on redeemable stock-net................................      103,299                -         103,299                -
Dividend requirements for preferred stock........................      (56,228)               -         (56,228)               -
                                                                 -------------------------------  -------------------------------
Net loss applicable to common stockholders.......................  $(3,812,065)       $(605,227)    $(6,103,801)     $(1,353,645)
                                                                 ===============================  ===============================
Net Loss per common share (basic and fully diluted:
Net loss applicable to common stockholders before
  extraordinary loss.............................................       $(0.12)          $(0.02)        $(0.20)          $(0.05)
Extraordinary loss on early retirement of debt...................       $(0.01)               -         $(0.01)               -

Net loss per common share........................................       $(0.13)          $(0.02)        $(0.21)          $(0.05)

Weighted Average Common Shares Outstanding.......................    28,472,760      25,746,263     28,765,633       25,015,773

The accompanying notes are integral part of these condensed consolidated financial statements.


CYNET, INC. PART I-FINANCIAL INFORMATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2000 and June 30, 1999
                                                                                   SIX MONTHS ENDED
                                                                                 JUNE 30,      JUNE 30,
                                                                                  2000          1999
                                                                                  ----          ----
Cash flows from operating activities:
Net loss ..................................................................   $(5,410,634)   $(1,328,043)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................       559,527        473,118
  Amortization of debt discount ...........................................     1,349,571           --
  Loss on disposal of equipment ...........................................         1,133         50,176
  Provision for bad debts .................................................        63,498         92,304
  Write off of debt cost and unamortized debt discount ....................       396,887           --
  Adjustment to rescission offer ..........................................       (10,600)          --
  Changes in assets and liabilities:
  Accounts receivable .....................................................      (424,717)      (225,876)
  Inventory ...............................................................      (985,000)          --
  Prepaid expenses and other assets .......................................        14,465        (43,401)
  Accounts payable and accrued expenses ...................................       662,280     (1,037,587)
                                                                              -----------    -----------

Net cash used in operating activities .....................................    (3,783,590)    (2,019,309)
                                                                              -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment ......................................      (664,574)      (167,680)
  Proceeds from sale of property and equipment ............................         2,000         37,000
  Advance to affiliate.....................................................       (70,000)          --
                                                                              -----------    -----------
Net cash used in investing activities .....................................      (732,574)      (130,680)
                                                                              -----------    -----------

Cash flows from financing activities:
  Issuance of common stock-Class A ........................................          --        2,215,000
  Issuance of common stock--Class B .......................................       750,000           --
  Issuance of preferred stock--Series C ...................................     1,600,000           --
  Issuance of preferred stock--Series E and F .............................     1,869,500           --
  Proceeds from notes payable .............................................     1,676,973           --
  Proceeds from warrants exercised ........................................        55,875           --
  Payments on notes payable ...............................................      (169,000)          --
  Debt offering costs......................................................      (130,000)          --
  Dividends paid on preferred stock .......................................      (385,348)          --
                                                                              -----------    -----------
Net cash provided by financing activities .................................     5,268,000      2,215,000
                                                                              -----------    -----------
Net increase in cash ......................................................       751,836         65,011
  Cash, beginning of period ...............................................       182,881         55,007
                                                                              -----------    -----------

  Cash, end of period .....................................................   $   934,717    $   120,018
                                                                              ===========    ===========

The accompanying notes are integral part of these condensed consolidated financial statements.


                                   CYNET, INC.

PART I-FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



BUSINESS AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of CYNET, Inc. and its wholly-owned subsidiaries Worldwide Marketing, Inc. and CYNET Interactive, LLC. All significant intercompany accounts and transactions have been eliminated. CYNET, Inc., Worldwide Marketing, Inc., and CYNET Interactive, LLC are collectively referred to herein as the "Company."

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

RESEARCH AND DEVELOPMENT

         Expenditures for research and development of telecommunication technology as it relates to convergent messaging and fax broadcasting and to various customer interface and application needs are charged to expense as incurred. For the three months ended June 30,

2000 and 1999, research and development expenditures were approximately $617,580 and $104,467, respectively. For the six months ended June 30, 2000 and 1999, research and development expenditures were approximately $1,007,631 and $207,682, respectively.

REVENUE RECOGNITION

         Messaging and Internet service revenues are recognized as services are performed. Revenues from sales of software licenses are recognized when software is delivered excluding PCS revenues to be deferred and recognized over the life of the contract. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. Revenues from sales of Wireless Cell/Modems are recognized when shipped to the ultimate customer. The Company also earns revenue from fees relating to web site design, Internet application development for e-commerce and other Internet-based applications, and web site hosting. These fees are recognized as revenue once the related activities have been performed and the project is complete.

GOODWILL

         Goodwill recorded in connection with the acquisition of CYNET Interactive, LLC is being amortized using the straight-line method over three years. Periodically, the Company reviews the recoverability of goodwill. In management's opinion, no impairment exists at June 30, 2000.

LOSS PER COMMON SHARE

         The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

         Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended June 30, 2000 and 1999, certain potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

RISKS AND UNCERTAINTIES

         The Company is subject to the business risks inherent in the Messaging and Internet services industry. These risks include, but are not limited to, a high degree of competition within the Messaging and Internet service industry and continuous technological advances. Future technological advances in the Messaging and Internet service industry may result in the availability of new services or products that could compete with the enhanced messaging and Internet services currently provided by the Company or decreases in the cost of existing products or services that could enable the Company's established or potential customers to fulfill their own needs for enhanced messaging and Internet services more cost efficiently. There can be no assurance that the Company would not be adversely affected in the event of such technological change.

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

FORWARD LOOKING STATEMENTS

         When used in this Form 10-QSB and elsewhere by the Company from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning the Company's operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and services and expanding its business, and the timing of the introduction of new and modified products and services. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company, and reflect future business decisions, which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS



THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues increased to $2,840,393, for the three months ended June
30, 2000 from $2,380,422 for the three months ended June 30, 1999. The increase of $459,971 or 19% was primarily attributable to an increase in sales of site licenses for the Company's Convergent Messaging software applications, the Company's Internet and data services and Wireless Cell/Modem product offerings. For the three months ended June 30, 2000 and 1999, revenues from site licenses for the Company's Convergent Messaging software applications represented 20% and 0% respectively, of the Company's total revenues. For the three months ended June 30, 2000 and 1999, revenues from the Company's data services represented 10% and 8% respectively, of the Company's total revenues. For the three months ended June 30, 2000 and 1999, revenues from the Company's Internet services represented 5% and 0%, respectively, of the Company's total revenues. For the three months ended
June 30, 2000 and 1999, revenues from the Company's Wireless Cell/Modem product represented 4% and 0% respectively, of the Company's total revenues. In aggregate, for the three months ended June 30, 2000 and 1999, revenues from site licenses for the Company's Convergent Messaging software applications, the Company's Internet and data services and Wireless Cell/Modem product offerings represented 39% and 8%, respectively, of the Company's total revenues. Revenues from sales of broadcasting services decreased from $2,195,797 or 92% of revenues, during the three months ended June 30, 1999, to $1,796,400 or 61% of revenues during the three months ended June 30, 2000.

         Cost of revenues decreased to $1,156,094 for the three months ended June 30, 2000 from $1,156,110 for the three months ended June 30, 1999. The cost of revenues as a percentage of revenues decreased to 41% for the three months ended June 30, 2000 as compared to 49% for the three months ended June 30, 1999. The percentage decrease of 8% was primarily attributable to the addition of site licenses for the Company's Convergent Messaging software applications. Gross margins increased to 59% for the three months ended June 30, 2000 from 51% for the three months ended June 30, 1999 due to higher margins associated with the Company's new product offering. Management expects that its gross margins will fluctuate from quarter to quarter until critical mass is obtained, however, management expects continued improvement year over year with the delivery of higher gross margin, value-added products and services.

         Selling, and general and administrative expenses increased to $3,323,923 for the three months ended June 30, 2000 from $1,632,195 for the three months ended June 30, 1999. The increase of $1,691,728 was primarily attributable to (i) an increase of approximately $547,000 in personnel costs from expansion of the Company's sales force and administrative staff and from increased commissions paid,(ii) an increase of approximately $288,000 in advertising and investor relations expense, (iii) an increase of approximately $285,000 in research and development expense , and (iv) an increase of approximately $114,000 in legal and $52,000 in accounting fees.

         Depreciation and amortization increased to $318,207 for the three months ended June 30, 2000 from $132,160 for the three months ended June 30, 1999. The increase was attributable primarily to additional equipment acquired during 1999 in the expansion of the Company's messaging infrastructure.

         Other expense totaled $769,694 for the three months ended June 30, 2000 compared to other expense of $52,458 for the three months ended June 30, 1999. The increase in other expense was primarily attributable to interest expense of $765,014 on a promissory note issued for financing a revolving account receivable lending agreement. On issuance of the promissory note the Company recorded a debt discount of approximately $1,600,000 to record the effect of the beneficial conversion rate of the promissory note at the date of issuance and warrants issued. The debt discount was amortized as a non-cash charge to interest expense from the date the promissory note was issued through May 26, 2000, the date the promissory note was converted to Preferred E and F shares. Accordingly, the Company incurred a non-cash interest charge of approximately $706,000 in the second quarter of 2000.

         An extraordinary loss was incurred during the second quarter related to the conversion of debt to equity totaling $396,887 related to the unamortized balances of debt issuance costs and debt discount.

         The Company incurred a net loss of $3,124,412 for the three months ended June 30, 2000 compared to a net loss of $592,501 for the three months ended June 30, 1999. The increase in net loss was due to the factors discussed above.

         Net loss per common share increased to $0.13 from $0.02 for the three months ended June 30, 2000 compared to the year ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues increased to $5,355,996 for the six months ended June 30, 2000 from $4,534,254 for the six months ended June 30, 1999. The increase of $821,742 or 18% was primarily attributable to an increase in sales of site licenses for the Company's Convergent Messaging software applications, the Company's Internet and data services, and Wireless Cell/Modem product offerings. For the six months ended June 30, 2000 and 1999, revenues from site licenses for the Company's Convergent Messaging software applications represented 11% and 0% respectively, of the Company's total revenues. For the six months ended June 30, 2000 and 1999, revenues from the Company's data services represented 10% and 8% respectively, of the Company's total revenues. For the six months ended June 30, 2000 and 1999, revenues from the Company's Internet services represented 8% and 0%, respectively, of the Company's total revenues. For the six months ended June 30, 2000 and 1999, revenues from the Company's Wireless Cell/Modem product represented 4% and 0% respectively, of the Company's total revenues. In the aggregate, for the six months ended June 30, 2000 and 1999, revenues from site licenses for the Company's Convergent Messaging software applications, the Company's Internet and data services, and Wireless Cell/Modem product offerings represented 33% and 8%, respectively, of the Company's total revenues. Revenues from sales of broadcasting services decreased from $4,171,514 or 92% of revenues, during the six months ended June 30, 1999, to $3,594,186 or 67% of revenues during the six months ended June 30, 2000.

         Cost of revenues increased to $2,664,890 for the six months ended June 30, 2000 from $2,322,766 for the six months ended June 30, 1999. The cost of revenues as a percentage of revenues decreased to 50% for the six months ended June 30, 2000 as compared to 51% for the six months ended June 30, 1999. The percentage decrease of 1% was primarily attributable to the addition of site licenses for the Company's Convergent Messaging software applications. Gross margins increased to 50% for the six months ended June 30, 2000 from 49% for the six months ended June 30, 1999 due to higher margins associated with the Company's new product offering. Management expects that its gross margins will fluctuate from quarter to quarter until critical mass is obtained, although management expects continued improvement year over year with the delivery of higher gross margin, value-added products and services.

         Selling, and general and administrative expenses increased to $5,723,297 for the six months ended June 30, 2000 from $2,937,633 for the six months ended June 30, 1999. The increase of $2,785,664 was primarily attributable to (i) an increase of approximately $795,000 in personnel costs from expansion of the Company's sales force and administrative staff and from increased commissions paid, (ii) an increase of approximately $406,000 in advertising and investor relations expense, (iii) an increase of approximately $572,000 in research and development expense, and (iv) an increase of approximately $291,000 in legal and $82,000 in accounting fees.

         Depreciation and amortization increased to $559,527 for the six months ended June 30, 2000 from $473,118 for the six months ended June 30, 1999. The $86,409 increase was attributable primarily to additional equipment acquired during 1999 in the expansion of the Company's messaging infrastructure.

         Other expense totaled $1,422,029 for the six months ended June 30, 2000 compared to other expense of $128,780 for the six months ended June 30, 1999. The increase in other expense was primarily attributable to interest expense of $1,464,149 on a promissory note issued for financing a revolving account receivable lending agreement (offset by increases in miscellaneous income of $43,784). On issuance of the promissory note, the Company recorded a debt discount of approximately $1,600,000 to record the effect of the beneficial conversion rate of the promissory note at the date of issuance and warrants issued. The debt discount was amortized as a non-cash charge to interest expense from the date the promissory note was issued through May 26, 2000, the date the promissory note was converted to Preferred E and F shares. Accordingly, the Company incurred a non-cash interest charge of approximately $706,000 in the second quarter of 2000.

         An extraordinary loss was incurred during the second quarter related to the conversion of debt to equity totaling $396,887 related to the unamortized portion of debt issuance costs.

         The Company incurred a net loss of $5,410,634 for the six months ended June 30, 2000 compared to a net loss of $1,328,043 for the six months ended June 30, 1999. The increase in net loss was due to the factors discussed above.

         Net loss per common share increased to $0.21 from $0.05 for the six months ended June 30, 2000 compared to the year ended June 30, 1999

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $3,783,590 and $2,019,309 for the six months ended June 30, 2000 and 1999, respectively. The increase in net cash used in operating activities for the period ended June 30, 2000 was primarily due to the increase in the Company's net operating loss.

         Net cash used in investment activities was $732,574 and $130,680 for the six months ended June 30, 2000 and 1999, respectively. These amounts were due primarily to capital expenditures for operating equipment, including computer equipment and software, furniture and fixtures and telecommunications equipment.

         Net cash provided by financing activities was $5,268,000 and $2,215,000 for the six months ended June 30, 2000 and 1999, respectively. The Company has obtained financing primarily through a series of private placements of Preferred Stock, Class B Common Stock and issuance of notes payable.

         As of June 30, 2000 the Company had a cash balance of $934,717 and a deficit working capital position of $1,080,037. In the first six months of fiscal year 2000, the Company raised a total of $6,100,000 through private placement of debt and equity securities of which $2,900,000 was raised in the second quarter ended June 30, 2000.

         Subsequent to the quarter ended June 30, 2000, the Company closed an additional $2,000,000 in equity for the Company's Class A Common Stock with CPQ Holdings, Inc., a wholly-owned subsidiary of Compaq Computer Corporation, (collectively "Compaq"). The transaction with Compaq resulted in a $1.0 million cash investment and in an aggregate $1.0 million in equipment and in equipment credit for Compaq hardware.

         The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company does not expect that internal sources of liquidity will improve until additional operating revenues are generated and, until such time, the Company will continue to rely on external sources for liquidity. Until the Company can obtain monthly gross revenues of approximately $1,600,000, which the Company believes would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue as a going concern. There is also no assurance that the current working capital will be sufficient to cover cash requirements during that period or to bring the Company to a positive cash flow position. In addition, lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and, if severe enough, may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

         The Company's capital requirements depend on a number of factors including market acceptance of its products and services, the amount of resources the Company devotes to network expansion, new product development, sales and marketing expansion, brand promotions and other factors. The Company expects a substantial increase in capital expenditures and operating leases consistent with the planned growth in its convergent messaging and Internet infrastructures and anticipates that this will continue for the foreseeable future. Additionally, the Company expects to make additional investments in technologies and its network, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions.

         On January 31, 2000, the Company received a letter from a telecommunications carrier asserting that the Company had failed to meet certain financial obligations including both payment for services rendered totaling approximately $290,000 and certain shortfall penalties on volume commitments for long distance services totaling approximately $1,100,000. The alleged liability to the Company as a result of this agreement, including future year volume commitments and other expenses is approximately $4,000,000. The Company has disputed the claim based on the Company's assertion that the carrier breached the contract with respect to services rendered. The parties are presently in preliminary discussions to resolve their disputes. The Company believes it will resolve the issues related to this dispute by entering into a new multi-year agreement for long distance or related services and does not expect this dispute will have a material adverse effect on the Company.

           The Company currently does not have sufficient capital to meet its cash flow requirements over the next 12 months. As a result, the Company will be required to satisfy cash flow shortages through private placements, public offerings and/or bank financing. The Company is currently in discussions with several investors, including existing capital partners, and financial institutions regarding additional equity and debt financing; however no definitive agreements have been reached. Additionally, the Company has had discussions with CYNET Holdings, LLC regarding an additional equity infusion of up to $7.4 million pursuant to the remaining option outstanding on the CYNET Holdings Subscription Agreement. CYNET Holdings, LLC has indicated that it intends to exercise the full $7.4 million option prior to the expiration on December 31, 2000.

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

YEAR 2000 COMPLIANCE

         The Company has incorporated a compliance standard with rules and definitions into its operations systems with respect to Year 2000 compliance. Based upon an initial evaluation of its broader list of vendors and results of operations in the first seven months of the year 2000, the Company has no reason to believe that these providers are not in compliance with Year 2000 protocol.

         The Company does not anticipate any material future costs associated with Year 2000 compliance. However, if the Company's customers, providers of hardware and software or other third parties with whom the Company does business fail to remedy any Year 2000 issues, the Company's services could be interrupted and it could experience a material loss of revenues that could have a material, adverse effect on its business, prospects, results of operations and financial condition. The Company is unable to reasonably estimate the duration and extent of any such interruption, or quantify the effect it may have on future revenues.

PART II OTHER INFORMATION



Item 1:        Legal Proceedings

               From time to time, the Company becomes involved in complaints related to the distribution of unsolicited faxes for customers. The distribution of unsolicited faxes is subject to restrictions under federal law and some state laws. The Company has developed procedures designed to minimize its exposure to claims of this type.

               The Company and its subsidiary, CYNET Interactive, have been named as defendants in a suit filed November 19, 1999 in the District Court of Harris County, Texas, 61 Judicial District (Cause No. 1999-57579) by Bank & Estate Liquidators, Inc., a former customer of CYNET Interactive. The plaintiff alleges among other things, that CYNET Interactive failed to complete the design and development of an Internet live auction project in accordance with alleged contract terms and conditions and is seeking to recover actual and treble damages. The Company is defending the matter vigorously. Although discovery has not been completed in this matter, the Company does not believe that this suit will have a material adverse effect on the Company.

               The Company has been named as defendant in a suit filed June 26, 2000 in the United States District Court, Southern District of California (Cause No. 00CV 1282 W (NLS)) by Clearfax, Inc. The plaintiff alleges, among other things, that the Company infringed upon plaintiff's federal copyright by unauthorized use of plaintiff's software in certain of our fax resolution software and is seeking to recover actual and punitive damages. The Company has retained counsel to defend the matter. Although the Company has not completed its discovery investigation of the claims asserted by the plaintiff in this matter, the Company does not believe that this suit will have a material adverse effect on the Company.

               The Company is a party to other legal proceedings, none of which it believes will have a material adverse effect.

Item 2:        Changes in Securities

               On May 30, 2000, the Houston Economic Opportunity Fund, LP ("HEOF") exchanged 1,600,000 shares of the Company's Series C Callable Redeemable Preferred for 1,395,200 shares of the Company's Series D Preferred Stock. In addition, the Company issued to HEOF additional 169,577 shares of Series D Preferred Stock in consideration for eliminating a two year $1.51 per share put option on the Series D Preferred Stock. The Series D Preferred Stock is pari passu with the Company's Series E Preferred Stock and senior to the Series F Preferred Stock, and contains a covenant by the Company not to issue any other capital stock with a senior liquidation or dividend preference to the Series D Preferred Stock. Furthermore, a 9% annual dividend rate was added to the Series D Preferred and the conversion rate to Class A Common Stock was adjusted from a one-to-one conversion to a floating formula of either 1.111 or
               1.218 shares of Class A Common Stock for each share of Series D Preferred Stock converted. The Company also agreed to register for resale the number of shares of the Class A Common Stock underlying the conversion of the Series D Preferred Stock in the next registration statement filed by the Company.

               On May 26, 2000, Augustine Fund, L.P. ("Augustine") exchanged its $1,600,000 Series A 8% Convertible Notes and paid an additional $900,000 for 1,067 shares of the Company's Series E Convertible Preferred Stock and 1,433 shares of the Company's Series F Convertible Preferred Stock. The Series E Preferred Stock is pari passu with the Company's Series D Preferred Stock and senior to the Series F Preferred Stock, and is convertible into Class A Common Stock on a floating formula based on the lessor of 110% of the average closing bid price (calculated based on the five days prior to the closing) for the Company's Class A Common Stock or 75% of the average of the three lowest closing bid prices 30 days prior to the election to convert the Series E Preferred Stock and/or Series F Preferred Stock to Class A Common Stock. The Company also agreed to register for resale the number of shares of the Class A Common Stock issuable upon the conversion of the Series E and Series F Preferred Stock in the next registration statement filed by the Company. Also, on May 26, 2000, the Company issued to Augustine five-year warrants to purchase 90,000 shares of the Company's Class A Common Stock at an exercise price of $1.76 per share.

               On May 26, 2000, simultaneously with the foregoing transactions with Augustine, The Shaar Fund Ltd., and Triton Private Equities Fund, L.P. purchased 534 shares of the Company's Series E Preferred Stock and 716 shares of the Company's Series F Preferred Stock for $1,250,000. The Company issued to The Shaar Fund Ltd. five-year warrants to purchase 100,000 shares of the Company's Class A Common Stock at an exercise price of $1.76 per share. Also, the Company issued to Triton Private Equities Fund, L.P. five-year warrants to purchase 25,000 shares of the Company's Class A Common Stock at an exercise price of $1.76 per share.

               On May 26, 2000, the Company issued to Delano Securities Group five-year warrants to purchase 100,000 shares of the Company's Class A Common Stock at an exercise price of $1.76 per share as part of Delano Securities Group's compensation for arranging the Company's financing transactions with Augustine, The Shaar Fund Ltd. and Triton Private Equities Fund, L.P.

               On June 15, 2000, the Company entered into an agreement with American Nortel Communications, pursuant to which the Company agreed to issue American Nortel Communications 750,000 shares of Class B Common Stock and three-year warrants to purchase 250,000 shares of Class A Common Stock at an exercise price of $1.50 per share for $750,000 paid to the Company by American Nortel Communications. The Company agreed to exchange American Nortel Communications' Class B Common Stock for an equal number of shares of the Company's Class A Common Stock after the Company's shareholders approved the expansion of the number of authorized shares of Class A Common Stock from 40,000,000 to 100,000,000. At the June 28, 2000 Annual Meeting of Shareholders, the shareholders approved the expansion of the number of authorized shares of Class A Common Stock.

               On June 15, 2000, the Company entered into a consulting agreement with Fegen & Associates, pursuant to which the Company agreed, among other things, to issue to Fegen & Associates three-year warrants to purchase 500,000 shares of Class A Common Stock at an exercise price of $1.50 per share. The Company issued the warrants on July 25, 2000.

               On August 4, 2000, for a combined consideration of cash, equipment and future equipment credit, the Company issued to CPQ Holdings, Inc., a wholly-owned subsidiary of Compaq Computer Corporation ("Compaq"), 1,801,802 shares of Class A Common Stock and three-year warrants to purchase 270,270 shares of Class A Common Stock. In connection with their investment, Compaq and the Company entered into an agreement contemplating that Compaq equipment will be used to deliver certain of the Company's products and services.

               The Company believes the foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 3:        Defaults Upon Senior Securities

               NONE

Item 4:        Submission of Matters to a Vote of Security Holders

               On June 28, 2000, the Company held its Annual Meeting of Shareholders. The following matters were submitted to a vote of the Company's security holders: (i) election of the Board of Directors; (ii) approval of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Class A Common Stock, no par value, from 40,000,000 to

               100,000,000 shares; (iii) approval of an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of the Company's Class A Common Stock authorized for issuance under the plan from 2,000,000 shares to an aggregate of 5,000,000 shares; (iv) approval of the Company's state of incorporation from Texas to Delaware; (v) approval of the establishment of a classified board of directors when the reincorporation occurs; and (vi) approval and ratification of the selection of BDO Seidman, LLP as the Company's independent auditors.

               A brief description of each matter voted upon at the Annual Meeting of Shareholders, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, is summarized below.

PROPOSAL #1          ELECTION OF DIRECTORS         FOR           WITHHOLD

                     Vincent W. Beale, Sr.      19,196,079        542,536
                     Bernard B. Beale           19,193,079        545,536
                     Samuel C. Beale            19,196,079        542,536
                     R. Greg Smith              19,196,079        542,536
                     Wayne Schroeder            19,190,579        548,036
                     Daniel C. Lawson           19,196,079        542,536
                     Craig T. Jackson           19,196,079        542,536
                     Gerald W. McIntosh         19,196,079        542,536
                     Gregory E. Webb            19,196,079        542,536

PROPOSAL #2    APPROVAL OF THE AMENDMENT TO THE ARTICLES OF INCORPORATION OF
               THE COMPANY.

           FOR                        AGAINST                   ABSTAIN
        19,286,032                    437,413                   15,170

PROPOSAL #3    APPROVAL OF THE AMENDMENT TO THE 1997 STOCK OPTION PLAN OF THE
               COMPANY.

          FOR                        AGAINST                   ABSTAIN
       19,138,761                    584,684                   15,170

PROPOSAL #4    APPROVAL OF THE CHANGE OF THE STATE OF INCORPORATION OF THE
               COMPANY.

          FOR                        AGAINST                   ABSTAIN
       18,522,019                   1,176,339                   40,257

PROPOSAL #5    APPROVAL OF THE ESTABLISHMENT OF A CLASSIFIED BOARD OF
               DIRECTORS UPON REINCORPORATION OF THE COMPANY.

          FOR                        AGAINST                   ABSTAIN
       17,015,897                   2,629,624                  93,094

PROPOSAL #6    RATIFICATION OF THE APPOINTMENT OF BDO SEIDMAN, LLP AS
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS OF THE COMPANY.

          FOR                        AGAINST                   ABSTAIN
       19,422,931                    287,614                   28,070

Item 5:        Other Information

               NONE

Item 6(a):     Exhibits

              3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).
              3.2 Bylaws of the company (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).
              4.1 Form of Certificate Representing Class A Common Stock (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).
              4.2 Form of Certificate Representing Class B Common Stock (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).
              4.3 Form of Certificate Representing the Series D Redeemable Callable Preferred Stock (incorporated by reference to
                     Exhibit 4.4 of the Company's Form 10-KSB filed March 30,
                     2000).
              4.4 Form of Certificate Representing the Series E Convertible Preferred Stock.
              4.5 Form of Certificate Representing the Series F Convertible Preferred Stock.
              4.6 Statement of the Powers, Designations, Preferences and Rights of the Series D Convertible Preferred Stock.
              4.7 Statement of the Powers, Designations, Preferences and Rights of the Series E Preferred Stock.
              4.8 Statement of the Powers, Designations, Preferences and Rights of the Series F Convertible Preferred Stock.
              27.1   Financial Data Schedule.

Item 6(b):           Reports on Form 8-K

                     NONE


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                               CYNET, INC.
                               (Registrant)
Date: 08/14/00
                               /s/ Vincent W. Beale, Sr.
                               Vincent W. Beale, Sr., Chairman of the Board
                               and Chief Executive Officer
Date: 08/14/00
                               /s/ R. Greg Smith
                               R. Greg Smith, Vice President and Chief
                               Financial Officer