Form 10QSB
period 2000-09-30
CYNET INC
filed 2000-11-20
CIK 1027878

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
             FROM ________ TO ________.

                         COMMISSION FILE NUMBER 0-16354
                                 --------------


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

           Securities registered pursuant to Section 12(g) of the Act:
                       Class A Common Stock, no par value
                       Class B Common Stock, no par value
                                  ------------

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

         29,959,593 shares of Class A Common Stock, no par value, as of
                               November 17, 2000.
         1,027,434 shares of Class B Common Stock, no par value, as of
                               November 17, 2000.


TABLE OF CONTENTS

                                                                                                                              PAGE
                                                                                                                              ----
PART I  FINANCIAL INFORMATION
Item 1:
Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31,1999 (audited) .................     3

Condensed Consolidated Statements of Loss (unaudited) for the Three and Nine Months Ended September 30, 2000 and September
30, 1999...................................................................................................................     4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2000 and September 30,
1999.......................................................................................................................     5

Notes to Condensed Consolidated Financial Statements (unaudited) ..........................................................     6

Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations......................................     9

Results of Operations......................................................................................................     9

Liquidity and Capital Resources............................................................................................    11

PART II  OTHER INFORMATION
Item 1:
Legal Proceedings..........................................................................................................    13

Item 2:
Changes in Securities......................................................................................................    13

Item 3:
Defaults Upon Senior Securities............................................................................................    14

Item 4:
Submission of Matters to a Vote of Security Holders........................................................................    14

Item 5:
Other Information..........................................................................................................    15

Item 6(a):
Exhibits...................................................................................................................    15

Item 6(b):
Reports on Form 8-K........................................................................................................    15

SIGNATURES.................................................................................................................    15

CYNET, INC. PART I-FINANCIAL INFORMATION CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2000 (unaudited) and December 31, 1999 (audited)


                                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                                       2000              1999
                                                                                                   -------------     ------------
                                              ASSETS
Current Assets:
    Cash                                                                                           $     153,917     $    182,881
    Accounts receivable:
    Trade, less allowance for doubtful accounts of $230,000 and $140,000, respectively                   626,940          306,840
    Affiliate                                                                                             66,440               --
    Employees                                                                                             72,791           82,684
    Inventory                                                                                          1,153,000               --
    Prepaid expenses and other                                                                           560,993           41,978
                                                                                                   -------------     ------------
    Total Current Assets                                                                               2,634,081          614,383
Property and equipment, less accumulated depreciation and amortization                                 2,551,753        2,122,096
Goodwill, less accumulated amortization of $116,565 and $70,596, respectively                            137,579          183,548
                                                                                                   -------------     ------------
                                                                                                   $   5,323,413     $  2,920,027
                                                                                                   =============     ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts Payable                                                                               $   3,633,851     $  2,314,635
    Accrued Expenses                                                                                     432,827          836,043
    Dividends Payable                                                                                         --          361,773
    Notes Payable, including accrued interest                                                            328,456          331,575
    Accrued Stock and Warrant Rights                                                                     148,150          115,748
                                                                                                   -------------     ------------
    Total Current Liabilities                                                                          4,543,284        3,959,774
Unearned Revenues                                                                                        125,050               --
                                                                                                   -------------     ------------
Total Liabilities                                                                                      4,668,334        3,959,774

Redeemable Class A Voting Common Stock                                                                        --        2,667,299

Stockholders' Equity (Deficit)
     Cumulative Convertible Preferred Stock:
    Series A, non-voting, $2.00 and $1.43 stated value; 3,600,000 shares authorized; 0 and 66,000
      shares issued and outstanding, respectively                                                             --          109,997
    Series B, non-voting, $3.00 stated value; 2,000,000 shares authorized; 0 and 60,832 shares
      issued and outstanding, respectively                                                                    --          126,240
    Series D, non-voting, $1.25 stated value; 4,000,000 shares authorized, 3,331,200  and 0 share
      issued and outstanding, respectively                                                             4,164,000               --
    Series E, non-voting, $1,000 stated value; 1,635 shares authorized; 1,601 and 0 shares issued
      and outstanding, respectively                                                                    1,601,000               --
    Series F, non-voting, $1,000 stated value; 2,185 shares authorized; 2,149 and 0 shares issued
      and outstanding, respectively                                                                    2,149,000               --
      Common Stock:
    Class A, no par value; 100,000,000 shares authorized; 29,959,593 and 27,784,207 shares issued
      and outstanding, respectively                                                                   21,006,508       16,263,783
    Class B, no par value; 20,000,000 shares authorized; 1,027,434 and 2,123,264 shares issued and
      outstanding, respectively                                                                        1,370,018        3,199,119
  Additional Paid-in Capital                                                                           1,683,384          308,039
  Outstanding Warrants                                                                                 3,009,041        1,888,437
  Accumulated Deficit                                                                                (34,327,872)     (25,602,661)
                                                                                                   -------------     ------------

Total Capital                                                                                            655,079       (3,707,046)
                                                                                                   -------------     ------------
                                                                                                   $   5,323,413     $  2,920,027
                                                                                                   =============     ============

The accompanying notes are integral part of these condensed consolidated financial statements.

CYNET, INC. PART I-FINANCIAL INFORMATION CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
For the three and nine months ended September 30, 2000 and September 30, 1999


                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30                SEPTEMBER 30
                                                                     --------------------------  ---------------------------
                                                                         2000           1999          2000          1999
                                                                     ------------  ------------  ------------   ------------
Revenues......................................................       $  2,062,762  $  1,967,595  $  7,418,758   $  6,501,849
Cost of revenues..............................................          1,268,834     1,270,154     3,933,724      3,592,920
                                                                     ------------  ------------  ------------   ------------
Gross profit..................................................            793,928       697,441     3,485,034      2,908,929
                                                                     ------------  ------------  ------------   ------------
Selling, general and administrative expenses..................          3,050,728     3,519,729     8,774,025      6,457,362
Depreciation and amortization.................................            287,057       224,086       846,584        697,204
                                                                     ------------  ------------  ------------   ------------

Total operating expenses......................................          3,337,785     3,743,815     9,620,609      7,154,566
                                                                     ------------  ------------  ------------   ------------
Loss from operations..........................................         (2,543,857)   (3,046,374)   (6,135,575)    (4,245,637)
Other income (expense): ......................................
  Interest (net) .............................................           (128,099)      (38,701)   (1,589,232)      (115,249)
  Other (net) ................................................             (4,789)        1,521        34,315        (50,711)
                                                                     ------------  ------------  ------------   ------------
Net loss before extraordinary item............................       $ (2,676,745) $ (3,083,554) $ (7,690,492)  $ (4,411,597)
Loss on conversion of debt....................................                  -             -       396,887              -
                                                                     ------------  ------------  ------------   ------------
Net loss before dividends on preferred stock..................       $ (2,676,745) $ (3,083,554) $ (8,087,379)  $ (4,411,597)
Dividends on Preferred Stock..................................               (893)      (12,866)      (24,464)       (38,648)
Deemed dividend on convertible preferred stock................                  -             -      (716,667)             -
Accretion on redeemable stock-net.............................                  -             -       103,299              -
Dividend requirements for preferred stock.....................           (168,690)            -      (224,919)             -
                                                                     ------------  ------------  ------------   ------------
Net loss applicable to common stockholders....................       $ (2,846,328) $ (3,096,420) $ (8,950,130)  $ (4,450,065)
                                                                     ============  ============  ============   ============
Net Loss per common share (basic and fully diluted: ..........
Net loss applicable to common stockholders before extraordinary
  loss........................................................       $      (0.09) $      (0.12) $      (0.29)  $      (0.17)
Extraordinary loss on early retirement of debt................                  -             -  $      (0.02)             -
                                                                     ------------  ------------  ------------   ------------

Net loss per common share.....................................       $      (0.09) $      (0.12) $      (0.31)  $      (0.17)
                                                                     ============  ============  ============   ============

Weighted Average Common Shares Outstanding....................         30,255,673    26,546,922    29,216,820     25,514,211
                                                                     ============  ============  ============   ============

The accompanying notes are integral part of these condensed consolidated financial statements.

CYNET, INC. PART I-FINANCIAL INFORMATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2000 and September 30, 1999


                                                                                                  NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                                                               2000                1999
                                                                                           ------------      -------------
Cash flows from operating activities:
Net loss.................................................................................. $(8,087,379)        $(4,411,597)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...........................................................     846,584             697,204
  Amortization of debt discount...........................................................   1,349,571                  --
  Loss on disposal of equipment...........................................................       1,133              27,581
  Provision for bad debts.................................................................     123,557             200,358
  Stock and warrants issued for compensation and services.................................          --           1,344,004
  Stock and warrant rights issued for loan costs and services.............................          --              65,748
  Write off of debt cost and unamortized debt discount....................................     396,887                  --
  Adjustment to rescission offer..........................................................     (10,600)                 --
  Changes in assets and liabilities:
  Accounts receivable.....................................................................    (306,647)            (93,011)
  Inventory...............................................................................  (1,153,000)                  --
  Prepaid expenses and other assets.......................................................    (519,015)           (134,813)
  Accounts payable and accrued expenses...................................................     750,588            (463,813)
                                                                                           ------------      -------------
Net cash used in operating activities.....................................................  (6,608,321)         (2,768,339)
                                                                                           ------------      -------------

Cash flows from investing activities:
  Purchase of property and equipment......................................................    (741,243)           (235,939)
  Proceeds from sale of property and equipment............................................       2,100              37,000
   Proceeds from affiliate................................................................      60,000                  --
  Advance to affiliate....................................................................     (70,000)                 --
                                                                                           ------------      -------------
Net cash used in investing activities.....................................................    (749,143)           (198,939)
                                                                                           ------------      -------------


Cash flows from financing activities:
  Issuance of common stock-Class A........................................................    2,000,000          2,595,000
  Issuance of common stock--Class B.......................................................      750,000                 --
  Issuance of preferred stock--Series C...................................................    1,600,000                 --
  Issuance of preferred stock--Series E and F.............................................    1,869,500                 --
  Proceeds from notes payable.............................................................    1,676,973            383,472
  Proceeds from warrants exercised........................................................      116,375                 --
  Payments on notes payable...............................................................     (169,000)           (26,419)
  Debt offering costs.....................................................................     (130,000)                --
  Dividends paid on preferred stock.......................................................     (385,348)                --
                                                                                           ------------      -------------
Net cash provided by financing activities.................................................    7,328,500          2,952,053
                                                                                           ------------      -------------
Net decrease in cash......................................................................      (28,964)           (15,225)
  Cash, beginning of period...............................................................      182,881             55,007
                                                                                           ------------      -------------
  Cash, end of period..................................................................... $    153,917      $      39,782
                                                                                           ============      =============

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

RESEARCH AND DEVELOPMENT

         Expenditures for research and development of telecommunication technology as it relates to convergent messaging and fax broadcasting and to various customer interface and application needs are charged to expense as incurred. For the three months ended September 30, 2000 and 1999, research and development expenditures were approximately $675,356 and $131,061,respectively. For the nine months ended September 30, 2000 and 1999, research and development expenditures were approximately $1,661,658 and $338,742, respectively.

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

GOODWILL

         Goodwill recorded in connection with the acquisition of CYNET Interactive, LLC is being amortized using the straight-line method over three years. Periodically, the Company reviews the recoverability of goodwill. In management's opinion, no impairment exists at September 30, 2000.

LOSS PER COMMON SHARE

         The Company is required to provide basic and dilutive earnings
(loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

         Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended September 30, 2000 and 1999, certain potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

         For the nine months ended September 30, 2000 and 1999, the Company incurred net losses totaling $8,087,379 and $4,411,597, respectively, and at September 30, 2000 had total capital of $665,079. Because of these recurring losses, the Company will require additional working capital to develop and support its technologies and business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support the Company's working capital requirements.

         During the period from January 1, 2000 to September 30, 2000, the Company raised a total of $8.1 million through debt and equity financing agreements. Additionally, the Company intends to raise additional working capital through private placements, public offerings and/or bank financing.

         There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues increased to $2,062,762, for the three months ended September 30, 2000 from $1,967,595 for the three months ended September 30, 1999. The increase of $95,167 or 5% was primarily attributable to an increase in sales of site licenses for the Company's Convergent Messaging software applications, the Company's Internet and data services and Wireless Cell/Modem product offerings. For the three months ended September 30, 2000 and 1999, revenues from site licenses for the Company's Convergent Messaging software applications represented 4% and 1% respectively, of the Company's total revenues. For the three months ended September 30, 2000 and 1999, revenues from the Company's data services represented 11% and 9% respectively, of the Company's total revenues. For the three months ended September 30, 2000 and 1999, revenues from the Company's Internet services represented 6% and 0%, respectively, of the Company's total revenues. For the three months ended September 30, 2000 and 1999, revenues from the Company's Wireless Cell/Modem product represented 4% and 0% respectively, of the Company's total revenues. In aggregate, for the three months ended September 30, 2000 and 1999, revenues from site licenses for the Company's Convergent Messaging software applications, the Company's Internet and data services and Wireless Cell/Modem product offerings represented 25% and 10%, respectively, of the Company's total revenues. Revenues from sales of broadcasting services decreased from $1,765,206 or 90% of revenues, during the three months ended September 30, 1999, to $1,551,365 or 75% of revenues during the three months ended September 30, 2000.

         Cost of revenues decreased to $1,268,834 for the three months ended September 30, 2000 from $1,270,154 for the three months ended September 30, 1999. The cost of revenues as a percentage of revenues decreased to 62% for the three months ended September 30, 2000 as compared to 65% for the three months ended September 30, 1999. The percentage decrease of 3% was primarily attributable to the addition of site licenses for the Company's Convergent Messaging software applications. Gross margins increased to 38% for the three months ended September 30, 2000 from 35% for the three months ended September 30, 1999 due to higher margins associated with the Company's new product offering. Management expects that its gross margins will fluctuate from quarter to quarter until critical mass is obtained, however, management expects continued improvement year over year with the delivery of higher gross margin, value-added products and services.

         Selling, and general and administrative expenses decreased to $3,050,728 for the three months ended September 30, 2000 from $3,519,729 for the three months ended September 30, 1999. The net decrease of $469,001 was primarily attributable to (i) an increase of approximately $80,000 in personnel costs from expansion of the Company's sales force and administrative staff and from increased commissions paid, (ii) an increase of approximately $780,000 in research and development expense, (iii) a decrease of approximately $53,000 in bad debt expense and (iv) a decrease of approximately $1,344,000 in stock and warrants issued for compensation and services.

         Depreciation and amortization increased to $287,057 for the three months ended September 30, 2000 from $224,086 for the three months ended September 30, 1999. The $62,971 increase was attributable primarily to additional equipment acquired during 1999 and 2000 in the expansion of the Company's messaging infrastructure.

         Other expense totaled $132,888 for the three months ended September 30, 2000 compared to other expense of $37,180 for the three months ended September 30, 1999.

         The Company incurred a net loss of $2,676,745 for the three months ended September 30, 2000 compared to a net loss of $3,083,554 for the three months ended September 30, 1999. The decrease in net loss was due to the factors discussed above.

         Net loss per common share increased to $0.09 from $0.12 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues increased to $7,418,758 for the nine months ended September 30, 2000 from $6,501,849 for the nine months ended September 30, 1999. The increase of $916,909 or 14% was primarily attributable to an increase in sales of site licenses for the Company's Convergent Messaging software applications, the Company's Internet and data services, and Wireless Cell/Modem product offerings. For the nine months ended September 30, 2000 and 1999, revenues from site licenses for the Company's Convergent Messaging software applications represented 9% and 0% respectively, of the Company's total revenues. For the nine months ended

September 30, 2000 and 1999, revenues from the Company's data services represented 10% and 8% respectively, of the Company's total revenues. For the nine months ended September 30, 2000 and 1999, revenues from the Company's Internet services represented 8% and 0%, respectively, of the Company's total revenues. For the nine months ended September 30, 2000 and 1999, revenues from the Company's Wireless Cell/Modem product represented 4% and 0% respectively, of the Company's total revenues. In the aggregate, for the nine months ended September 30, 2000 and 1999, revenues from site licenses for the Company's Convergent Messaging software applications, the Company's Internet and data services, and Wireless Cell/Modem product offerings represented 31% and 8%, respectively, of the Company's total revenues. Revenues from sales of broadcasting services decreased from $5,950,116 or 92% of revenues, during the nine months ended September 30, 1999, to $5,116,696 or 69% of revenues during the nine months ended September 30, 2000.

         Cost of revenues increased to $3,933,724 for the nine months ended September 30, 2000 from $3,592,920 for the nine months ended September 30, 1999. The cost of revenues as a percentage of revenues decreased to 53% for the nine months ended September 30, 2000 as compared to 55% for the nine months ended September 30, 1999. The percentage decrease of 2% was primarily attributable to the addition of site licenses for the Company's Convergent Messaging software applications. Gross margins increased to 47% for the nine months ended September 30, 2000 from 45% for the nine months ended September 30, 1999 due to higher margins associated with the Company's new product offering. Management expects that its gross margins will fluctuate from quarter to quarter until critical mass is obtained, although management expects continued improvement year over year with the delivery of higher gross margin, value-added products and services.

         Selling, and general and administrative expenses increased to $8,774,025 for the nine months ended September 30, 2000 from $6,457,362 for the nine months ended September 30, 1999. The net increase of $2,316,663 was primarily attributable to (i) an increase of approximately $875,000 in personnel costs from expansion of the Company's sales force, operations and administrative staff and from increased commissions paid, (ii) an increase of approximately $512,000 in advertising and investor relations expense, (iii) an increase of approximately $1,352,000 in research and development expense,
(iv) an increase in legal and accounting fees of $462,000 and $86,000, respectively, and (v) a decrease of approximately $1,344,000 in stock and warrants issued for compensation and services.

         Depreciation and amortization increased to $846,584 for the nine months ended September 30, 2000 from $697,204 for the nine months ended September 30, 1999. The $149,380 increase was attributable primarily to additional equipment acquired during 1999 and 2000 in the expansion of the Company's messaging infrastructure.

         Other expense totaled $1,554,917 for the nine months ended September 30, 2000 compared to other expense of $165,960 for the nine months ended September 30, 1999. The increase in other expense was primarily attributable to interest expense recorded against a debt discount. On issuance of the promissory note, the Company recorded a debt discount of approximately $1,600,000 to record the effect of the beneficial conversion rate of the promissory note at the date of issuance and warrants issued. The debt discount was amortized as a non-cash charge to interest expense from the date the promissory note was issued through May 26, 2000, the date the promissory note was converted to Preferred E and F shares. Accordingly, the Company incurred a non-cash interest charge of approximately $706,000 in the second quarter of 2000.

         An extraordinary loss was incurred during the second quarter related to the conversion of debt to equity totaling $396,887 related to the unamortized portion of debt issuance costs.

         The Company incurred a net loss of $8,087,379 for the nine months ended September 30, 2000 compared to a net loss of $4,411,597 for the nine months ended September 30, 1999. The increase in net loss was due to the factors discussed above.

         Net loss per common share increased to $0.31 from $0.17 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $6,608,321 and $2,768,339 for the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash used in operating activities for the period ended September 30, 2000 was primarily due to the increase in the Company's net operating loss.

         Net cash used in investment activities was $749,143 and $198,939 for the nine months ended September 30, 2000 and 1999, respectively. These amounts were due primarily to capital expenditures for operating equipment, including computer equipment and software, furniture and fixtures and telecommunications equipment.

         Net cash provided by financing activities was $7,328,000 and $2,952,053 for the nine months ended September 30, 2000 and 1999, respectively. The Company has obtained financing primarily through a series of private placements of Preferred Stock, Class A and B Common Stock and issuance of notes payable.

         As of September 30, 2000 the Company had a cash balance of $153,917 and a negative working capital position of $1,909,203. In the first nine months of fiscal year 2000, the Company raised a total of $8,100,000 through private placement of debt and equity securities. During the third quarter ended September 30, 2000, the Company closed $2,000,000 in equity for the Company's Class A Common Stock with CPQ Holdings, Inc., a wholly-owned subsidiary of Compaq Computer Corporation, (collectively "Compaq"). The transaction with Compaq resulted in a $1.0 million cash investment and in an aggregate $1.0 million in equipment and in equipment credit for Compaq hardware.

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

ITEM 1: LEGAL PROCEEDINGS
             NONE

ITEM 2: CHANGES IN SECURITIES

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             NONE

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

         4.3      Form of Certificate Representing the Series D Redeemable
                  Callable Preferred Stock (incorporated by reference to Exhibit
                  4.4 to the Company's Form 10-KSB filed March 30, 2000).

         4.4      Form of Certificate Representing the Series E Convertible
                  Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's Form 10-QSB filed
                  August 14, 2000).

         4.5      Form of Certificate Representing the Series F Convertible
                  Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's Form 10-QSB filed
                  August 14, 2000).

         4.6 Statement of the Powers, Designations, Preferences and Rights of the Series D Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's
                  Form 10-QSB filed August 14, 2000).

         4.7 Statement of the Powers, Designations, Preferences and Rights of the Series E Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's Form 10-QSB filed
                  August 14, 2000).

         4.8 Statement of the Powers, Designations, Preferences and Rights of the Series F Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's
                  Form 10-QSB filed August 14, 2000).

         27.1     Financial Data Schedule.

ITEM 6(b): REPORTS ON FORM 8-K
              NONE

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                  CYNET, INC.
                                  (Registrant)

Date: 11/20/00                    /s/ Vincent W. Beale, Sr.
                                  Vincent W. Beale, Sr., Chairman of the Board
                                  and Chief Executive Officer

Date: 11/20/00                    /s/ R. Greg Smith
                                  R. Greg Smith, Vice President and Chief
                                  Financial Officer