Form 10KSB
period 2000-12-31
CYNET INC
filed 2001-04-17
CIK 1027878

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

      Issuer's revenues for its most recent fiscal year were $9,120,422.

      As of February 15, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $13,066,961, based on the closing sale price of such common equity on that date.

      As of February 15, 2001, 31,577,775 shares of the issuer's Class A Common Stock were outstanding and 1,018,015 shares of the issuer's Class B Common Stock were outstanding.

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________


                       DOCUMENTS INCORPORATED BY REFERENCE
                   Documents incorporated by reference: None.





                                   CYNET, INC.

                                   FORM 10-KSB


                          YEAR ENDED DECEMBER 31, 2000

                                      INDEX

                                                                           PAGE
Part I.......................................................................2
Item 1. Description of Business .............................................2
Item 2. Description of Properties ..........................................13
Item 3. Legal Proceedings ..................................................13
Item 4. Submission of Matters to a Vote of Security Holders ................14
Part II.....................................................................14
Item 5. Market for Common Equity and Related Stockholder Matters ...........14
Item 6. Management's Discussion and Analysis or Plan of Operation ..........15
Item 7. Financial Statements ...............................................19
Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ...............................................19
Part III....................................................................20
Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act ..................20
Item 10. Executive Compensation ............................................22
Item 11. Security Ownership of Certain Beneficial Owners and Management ....28
Item 12. Certain Relationships and Related Transactions ....................29
Item 13. Exhibits and Reports on Form 8-K ..................................31

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________


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

         - CYNET's strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

         -        possible adverse results of pending or future litigation;

         - risks associated with interruption in CYNET's services due to the failure of the platforms and network infrastructure used in providing its services; and

         - legislative or regulatory changes may adversely affect the business in which CYNET is engaged.

         CYNET cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-KSB. CYNET assumes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-KSB, or the date of the statement, if a different date.

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

SERVICES

         The Company is an Application Services Provider (ASP), integrating e-messaging with Internet, marketing and wireless services. The Company is focused on developing customer-driven, business-to-business and business-to-consumer solutions through its leading edge technology. During the year ended December 31, 2000, the Company's core products and services included data messaging and electronic document delivery, which includes: point-to-point faxing, fax-broadcasting, fax-to-email, email-to-fax, as well as wireless messaging. The Company's WIRELESS PRODUCT line includes the CYNET wireless Cell/Modem.

           At the heart of CYNET's Electronic Messaging (eMessaging) Center is the Convergent Messaging Engine (CME). The engine processes and routes all messages delivered to it via the XML, COM, or SMTP interfaces. By leveraging these external interfaces, custom applications and web sites can instantly provide fax, email and voice messaging capabilities.

         The Company is a Texas corporation and was founded in 1995 to provide fax broadcast services to the business-to-business (B2B) communications market. The Company capitalized on the dramatic increase in the usage of third-party fax services and created a niche market for itself with its fax broadcast desktop client software and related services. In 1997, the Company introduced its point-to-point desktop software and fax service in order to expand its marketing efforts.

         In response to the rapid growth and popularity of e-mail and the Internet as a primary communications medium, the Company set out to become an applications service provider offering full service Internet messaging. In 1998, the Company added e-mail-to-fax, fax-to-e-mail and e-mail broadcast to its product offerings. To further enhance its eMessaging services, the Company, through its subsidiary, Worldwide Marketing Services, Inc., added enhancement services such as list procurement and permission based email marketing services to its customers. These additional services enabled the Company to provide a broader range and spectrum of services to offer to its customers.

         In July 1999, the Company began offering Internet-based services by acquiring CYNET Interactive, LLC. ("CYNET Interactive"), a wholly owned subsidiary of Cynet Holdings, LLC ("Cynet Holdings"). See "Certain Relationships and Related Transactions." The acquisition of CYNET Interactive was intended to expand the Company's messaging and broadcast enhancement services to include web site design, Internet application development for e-commerce and other Internet-based applications, and web site hosting. Through a series of projects, the Company integrated its messaging services with Internet applications, creating solutions that were more effective for some customers. Throughout the year ended December 31, 2000, however, CYNET Interactive did not generate the level of revenues anticipated by Company management.

           On February 8, 2001, the Company, CYNET Interactive and AECsoft USA, Inc. ("AECsoft") entered into an agreement pursuant to which the Company and CYNET Interactive agreed to transfer all existing CYNET Interactive accounts to AECsoft in exchange for AECsoft forgiving any and all outstanding amounts owed by the Company to AECsoft. In addition, the Company agreed to assign all accounts receivable related to CYNET Interactive clients. The agreement provides that the Company will refer clients requesting services including the ADC2000-TM- applications to AECsoft. The agreement also provides that in the event of the sale of ADC 2000-TM-, the Company is entitled to receive the lesser of 10% of the sale proceeds or $500,000.

           The Company has chosen to focus on eMessaging services and wireless solutions to provide the Company with a better strategic marketing position to compete in growing unified messaging and wireless solutions markets. Management expects these competencies will provide the foundation and strength from which the Company can grow and move forward in the future with quality products and services customers have grown to expect.

_______________________________________________________________________________
                                                                       PAGE -2-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

           As an Application Service Provider, the Company has one of the leading convergent technologies associated with electronic messaging software and wireless tools. Not only from an IT perspective, but from a market perspective as well, the Company has identified a market niche, which includes e-mail, fax and data messaging, and list management services.

           The Company's management believes its solutions selling approach allows the Company to effectively deliver to its customers eMessaging services regardless of the messaging transmission medium. The Company will continue to pursue sales opportunities in the future by bundling its eMessaging services into enterprise, point-to-point and wireless product solutions.

STRATEGY

         The Company's strategy is to position itself as a communications service provider integrating eMessaging and wireless product solutions. The open architecture and tight integration of the Company's eMessaging services with Microsoft Exchange and Lotus Notes allows Fortune 500 companies to deploy an e-business messaging solution that users can easily access and utilize throughout the organization. As a standalone application, the CYNET suite of eMessaging solutions enables customers to eliminate redundant and costly fax machines, while improving worker productivity by bringing complete eMessaging capabilities directly to employee desktops.

           By combining leading-edge server, network and communications technologies with an open, flexible system architecture to deliver the capabilities of its business solutions, the Company can reduce the cost of the solution and integrate its components with the existing infrastructure already in place within the organization. The Company coordinates the delivery of and supports these services through a series of seamless strategic alliances connecting through the Company's core business of products and services. See "--Strategic Relationships" below.

           In realization of its goal to become an applications service provider offering full service Internet messaging, during fiscal year 2000, the Company developed and brought to market the CYNET Convergent Messaging Client (CCMC). This cost-effective product is an Application Service Provider solution enabling users to electronically transmit fax, email, and data through a single interface. The management, launch and delivery of the message takes place at CYNET's Convergent Messaging Center, thus reducing the expense of telecommunication costs while eliminating an organization's need to invest in equipment, infrastructure and people. The software is client-side and can easily be installed onto desktop PCs.

           The Company's sales efforts continue to target Fortune 500 and other large corporate and medium-sized companies offering customized eMessaging solutions. The launch of the Company's Fortune 500 initiative began during fiscal year 2000 with the enterprise-wide implementation of the Company's eMessaging services at Enron Corporation (NYSE:ENE). The Company has also enhanced its sales capabilities during 2000 by organizing its sales force by industry specific segments. By utilizing a market focused salesforce, the Company's management expects to better interface with prospective strategic partners and resellers who are able to sell the Company's products and services. See "--Strategic Relationships" below.

CURRENT MESSAGING AND INTERNET MARKET

TRENDS IN INTERNET MESSAGING

           In an age when an electronic environment of pagers, emails, and cellular devices functions as the core of business communications, the Company has considered whether traditional facsimile transmission remains a viable means of business communications. After careful evaluation and industry analysis, the Company believes the most viable solution is one that brings age-old faxing into today's new standards of electronic technology and requires incorporating the fax machine into the electronic world in the form of Internet fax.

_______________________________________________________________________________
                                                                       PAGE -3-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

           Internet protocol ("IP") fax minutes are expected to rise from 71 million minutes in 1997 to 7.7 billion minutes in 2002, according to the most recent numbers from International Data Corp, a technology research firm. This data leads to an annual compound growth rate of 156 percent, indicating the definite boom in the Internet fax industry. This exceeded and changed market analysts' perceptions of the Internet fax industry from last year.

           Essentially, the inevitability of the global proliferation of IP will drive the services that will traverse its network. And with the advent of full messaging solutions and continued strong international communications traffic, Internet fax is finding a receptive audience. Another factor in the Internet fax resurgence is international demand. While the cost of long-distance in the U.S. is just pennies per minute, Asian and European businesses, especially those incurring dollar-per-minute long-distance rates, can substantially reduce transmission costs by using Internet fax. In marketing Internet fax to the U.S. market, the focus should be on turning employees' desktops or laptops into "fax-enabled machines," a flexibility that is attractive to U.S. businesses.

           The market niche for eMessaging in the business communications market encompasses both inbound and outbound facsimile transmission as one of many middleware solutions that allows companies to communicate effectively with employees, partners and customers. eMessages can be transmitted from a variety of devices today such as fax machines, desktops, cellular phones, web-based portals, and PocketPC devices or PDA's.

           Another business communications alternative is Internet faxing. One of the advantages that exists for Internet faxing as opposed to a public switch telephone network (PSTN) is the ability to do away with fax machines and the expense associated with maintaining these devices, including housing and maintenance costs. With a fax machine, there is the recurring need to replenish paper and toner. In addition, users of fax machines frequently experience failed fax transmissions which can result from paper jams and lack of memory.

           With Internet faxing or eMessaging, however, the virtual transmission brings the document directly to any desktop with no human intervention. There is also an abundant supply of bandwidth available for Internet fax transmissions. Multiple page documents can be sent at a "click of a button" without clogging the network or overloading the fax machine.

           Another key benefit of IP-based faxing or eMessaging is convenience. Under the provisions of an Internet faxing service, the fax document is converted into a digital, .TIFF attachment that can be printed, copied, forwarded to another desktop, emailed to another desktop/PDA, answered, or saved just as one would an email. In addition, for business travelers who need to access their faxed documents en route or initiate corporate broadcasts from a personal email account, it has become even more critical for these individuals to have a web-based fax solution.

           Security is also a concern of business professionals. Tracking confidential documents and securing their timely arrival proves difficult in the average business environment with multiple users and a single fax machine. With Internet fax or eMessaging, it is possible to have controlled access to the faxed documents, whether it is through the limited number of viewers for a single fax mail account, or the security settings provided by a desktop or email client.

             Business professionals are also concerned with being able to receive facsimile transmissions 24 hours per day. Email transmissions of faxes can be received via the recipient's email inbox at any time, even though the media device on the receiving end may be shut down. In contrast, the fax machine must be monitored and kept on at all times in order to receive transmissions in a timely manner. Additionally, the fax machine must be monitored for possible paper jams and busy signals.

           Of all the factors affecting the method of delivery for fax, one of the most compelling reasons explaining the shift from traditional fax to IP faxing or eMessaging is transmission cost. Sending fax traffic over the Internet eliminates the need to pay for dedicated fax lines or invest in costly telecommunications hardware or equipment. It is more cost effective for telecommunications companies

_______________________________________________________________________________
                                                                       PAGE -4-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

and other service providers to offer these messaging services over an IP network through centralized installations as opposed to the traditional method of routing traffic to local central switch locations.

THE EVOLUTION OF CONVERGENT MESSAGING

           The first step in the evolution of Convergent consolidated messaging services was in the area of integrated messaging, which provided access to both fax and email from a single desktop interface.

           Although innovative at the time, this solution only partially fulfilled the demands of business communications, leaving out voice, pager, and a FULLY INTEGRATED PLATFORM capable of managing communications needs in a manner most natural to the end-user. With the increased mobility of today's modern corporate culture and the increased number of media and wireless devices appearing in the business world today, the Company's management believes there is significant demand for an entirely mobile solution with increased flexibility. Management believes its customers seek the kind of coverage from a full-bodied communications solution that transcends the constraints of traditional media, messaging and communication devices.

           Internet faxing or eMessaging allows its users to transmit and receive, e-mail, fax and electronic data communications which then can be re-transmitted, edited and forwarded. CYNET's Convergent Messaging Services can be accessed and managed from desktop PCs, wireless handheld PDA devices and/or laptop computers.

           The e-messaging and Internet fax solutions marketplace is growing rapidly and the Company is seeking to become a significant participant in this market by providing effective e-business messaging solutions for its customers.

CONVERGENT MESSAGING

           Convergent messaging is defined as "an integrated source for providing communication solutions to businesses - including email, voice, fax and the Internet." Variations of convergent messaging solutions manipulate various electronic formats into one that can be accessed by the device of preference by the user. This is, in part, relative to the ability to receive email, fax, data, and voicemail, and in part related to sending/receiving mixed-media broadcasts alternatively as both fax and email. In fact, industry sources make the following predictions for the whole convergent messaging niche of the convergent communications market:

         o Davidson Consulting estimates the convergence of messaging and communications is going to create a $1 trillion market and that, by 2005, messaging will be demanded by more than 1 billion mobile data users.

         o The ARC Group estimates 600 million mobile data users will demand Internet services.

         o Frost & Sullivan estimates by 2001, IP telephony services will reach the $43 billion mark.

         o The Radicati Group projects outsourced messaging (managed and hosted) will be a $7.5 billion industry by 2002.

         o IDC projects that business email boxes in the U.S. will increase 13.5 percent annually to 166 million in 2003. Consumer mailboxes in the U.S. are projected to grow 10 percent annually to 121 million over the same period. At this rate of growth, within the next two to three years there may be more email accounts in the U.S. than either telephone lines or televisions!

         o IDC predicts hosted email boxes will grow 35 percent annually between 1999 and 2003, while corporate mailboxes will increase 9 percent per annum.

_______________________________________________________________________________
                                                                       PAGE -5-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         o The Radicati Group estimates every business day some 900 million-voicemail messages are exchanged. Voicemail is currently a $15 billion market, with a 19 percent growth rate for new accounts. While 96 percent of U.S. households have one or more phone lines, only 15 percent have service-provider-based voicemail. Additionally, mobile telephone usage is growing by 26 percent per year, with voicemail accounts fast gaining ground as free add-on services.

         o Ovum predicts there will be 25 million convergent messaging mailboxes in service by 2003 and estimates convergent messaging will be a $31 billion opportunity by 2006.

THE FUTURE AND OPPORTUNITIES FOR CONVERGENT MESSAGING SOLUTIONS

           The Company's management believes the future of communications will focus on a centralized, bundled communications solution. A study done by IDC states that the market for this brand of messaging services will grow from approximately 90,000 universal mailboxes in 1998 to over 12.9 million boxes in 2002 in the United States alone generating $20 million in unified messaging revenue per month.

           Positioning is essential to the growth of this new service and market. In the beginning, the ideal environment for this service would be where most users receive the bulk of their emails, voicemails, and faxes at the office. The average corporate employee has up to six telecommunications devices. In addition to this, there is also the volume of traffic, which must be handled for each of these devices. In a recent study conducted by the Wall Street Journal, the average employee has up to 200 messages coming across their desk daily, whether it be inbound or outbound. The Company is seeking to offer products and services that create a single point of preference that can handle all these communications, as opposed to using all six telecom devices to manage this traffic.

           Other functionality that has been made available with the advent of convergent messaging and which has been lacking in other communications models is the following:

         o        The ability to check messages anytime, anywhere

         o Notification of new messages via SMS-enabled devices, cell phones, pagers, etc.

         o Ability to reply to messages anytime, anywhere, regardless of media device

         o        Single point of contact to retrieve all messages

         o        Instant confirmation of successful message deliveries

         o        Confidentiality

         o        Convenience

         o        Personalization

           The primary forces driving success in the acceptance of convergent messaging or eMessaging solutions, are the increased productivity, security and cost-saving features provided by such an enhanced communications solution. With technology moving at lightning speed, more time is spent trying to access and locate the information than executing on the information received. According to a study by ComGroup and AVT Corporation, on average, the office worker saved upward to 50 percent of their time spent on managing communications, by switching over to a standard with a main message store, where they were able to do the same work by using a single interface of their preference. This number only represents the worker in the office, when directed to remote/mobile employees, the amount of efficiency in the time spent on communications rose to 70 percent.

_______________________________________________________________________________
                                                                       PAGE -6-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

           Management believes the increase in effective communications solutions between employees, as well as between these same employees and their clients, will cause an increase in productivity and improve client relations. Employees who telecommute can now check a centralized inbox any time, anywhere for their voicemails, faxes and emails.

CYNET'S PARTICIPATION IN CONVERGENT MESSAGING

           The Company's management believes businesses constantly seek to manage cost-effective expansion via sophisticated communications systems. This effort requires that those businesses increasingly utilize third parties to manage their messaging and Internet needs. Moreover, the Company's management believes businesses often find it difficult to implement state-of-the-art technology in their own infrastructure, as experts are scarce and costly to hire, train and retain. Consequently, the Company's management believes organizations, in an effort to reduce costs and time-to-market with complex technologies, will look to Internet-based communications solutions to outsource non-core competencies.

           CYNET is competing in the eMessaging market by providing the following capabilities and more: the ability to access, edit, forward, and respond to email, fax, and data communications via a single interface which can be reached by any desktop, laptop, PocketPC or handheld device.

           The added capability of CYNET's cellular modem and a dual slot expansion sleeve enables the Compaq iPaq Pocket PC not only to facilitate full web browsing, but also gives the iPaq Pocket PC voice capability. Fully equipped with the cellular modem and a dual slot expansion sleeve, the iPaq Pocket PC can now act as a single inbox for all messaging needs as the browser connects the user to CYNET's Convergent Messaging Network. This all-in-one solution gives users the power of a fully functional portable PC at any time, anywhere.

           In summary, the Company provides businesses a convenient, cost-effective and reliable Internet-based eMessaging solution through its suite of electronic communication products and services. The integration of the Company's eMessaging and Wireless solutions creates a wireless communications network which enables remote access to voice, fax, email messaging and Internet access via handheld pocket PC's. The Company's management believes that by providing a fully integrated suite of products and services, its customers are able to minimize the complexity in messaging and maximize accessibility via remote access, thereby maximizing efficiency, effectiveness and productivity.

OPERATIONS

           ELECTRONIC BROADCASTING. Convergent messaging and regular electronic broadcasting services are customer driven using Microsoft Windows(TM) based desktop client software which electronically transfers the customer's message and delivery instructions to the Company (such as fax, e-mail addresses, and merge fields for personalizing the message). The customer elects whether to transfer the document and instructions to the Company by using the Internet (e-mail) or a direct dial (modem-to-modem) connection. The Company receives the document and instructions in an electronic format and automatically executes those instructions without the necessity of human intervention. The Company's operation software connects the delivery instructions with the customer's document, organizes the packets of data and transmits the information to the destination telephone numbers or e-mail addresses as designated.

           The Company's technical staff monitors the job to ensure that the system is efficiently delivering customer jobs. The Company's customer service staff is available on an extended schedule to assist customers with questions concerning the submission of jobs, the status of the jobs or any problems needing resolution. After any customer job has been executed, the customer may electronically view a detailed log showing the document delivery status for each intended recipient.

           The Company's technical staff monitors the messaging job queues. The Company's operations include Network Operations (technicians to monitor the servers and messaging queues), Customer Service, and Engineering (developers for custom messaging).

_______________________________________________________________________________
                                                                       PAGE -7-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         The Company uses various long distance carriers to provide least cost routing of its services. Major telecommunications carriers have competed and are expected to continue to compete to obtain the Company as a customer. Deregulation in the telecommunications industry has enabled the Company to enter into agreements with several carriers to provide long distance service at cost-effective rates.

           The Company intends to add additional telecommunications facilities and enhance its network infrastructure to meet the anticipated traffic needs and maintain excess capacity to accommodate expected increases in demand for its services.

         The Company has developed safeguards to minimize the impact of power outages and other operational problems. It has installed power backup systems at its computer center in Houston, Texas to provide an uninterrupted power supply in the event of a disruption in local utility services. The Company has not suffered any material interruption in its business due to power outages or similar problems. As the Company grows, it intends to add another primary computer center hub for back up and expansion or collocation.

CYNET MESSAGING PRODUCTS AND SERVICES

FAX BROADCASTING

           The Company's automated fax broadcasting service allows customers to mass-distribute business documents at specified times. After the customer electronically submits a batch order for a broadcast, the Company's system automatically generates and delivers a complete report that details information about the order, such as destination cities, area codes, number of pages and all costs associated with transmission. After the Company has completed the broadcast, customers can access a detailed report, which can be used for monitoring results, updating telephone lists and other external applications.

CYNET's CONVERGENT DESKTOP SOFTWARE CLIENT

           This product is a cost-effective desktop application enabling users to electronically transmit FAX, EMAIL and DATA messages through a single interface. The management, launch and delivery of the message take place at CYNET's Convergent Messaging Center, thus reducing telecom expenses and eliminating investment in equipment infrastructure and people. The software is client-side and can easily be installed onto any desktop PC.

           INBOUND FAXING automatically routes incoming faxes to the user's email account, delivering a secure and confidential document as a tiff attachment. The user is provided a personal fax number once an account is established. Through the assigned number, INBOUND FAXING TO EMAIL TECHNOLOGY enables the user to receive single or multiple paged documents as an email document routed to a specified email inbox address.

           OUTBOUND FAXING enables users to electronically send documents to a designated fax machine via a "File / Print" function or as an email attachment. These electronic messages may be sent from the user's desktop through the use of the CYNET print driver and fax wizard. Once the required fields have been completed, the document and an optional cover page are sent over the IP backbone into the Company's network over an HTTP connection. This information is then processed and transmitted to the recipient's fax number(s). Outbound faxing enables assignment of billing codes, generation of confirmations and other customization options.

           FAX BROADCASTING sends electronic documents to an entire customer base simultaneously. The Company's FAX BROADCASTING TECHNOLOGY utilizes point-to-point faxing and broadcasts fax messages to numerous recipients at one time. This service contains CYNET list memory, supports file attachments, and may be integrated with opt-in email services.

_______________________________________________________________________________
                                                                       PAGE -8-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

           EMAIL BROADCASTING, similar to fax broadcasting, sends out email messages to an entire customer base of "permission-based" customers simultaneously. The Company's EMAIL BROADCASTING TECHNOLOGY utilizes point-to-point email and broadcasts and opt-in email messages to numerous recipients at one time. This service contains CYNET list memory, supports file attachments and rich media technology and may be integrated with other Company services.

CYNET COMPLETE WIRELESS CELL/MODEM

           This product is a full-featured wireless V.34 modem that includes a convenient landline connectivity. It can transmit at 21.6 kbps when used wirelessly and at 33.6 kbps when connected to a landline. The product comes with a jack for a one-piece Jabra (ear set with built in microphone/speaker), enabling the CYNET Cellular/ Modem to make and receive wireless phone calls. The unit comes with a removable flip antenna and an external magnetic mount antenna to be used in a car. The cellular/modem package also includes software that simulates a dialer keypad.

           When combined, CYNET's wireless Cell Phone/Modem, CYNET Dialer, and CYNET Convergent Messaging software and services can transform the Compaq (NYSE: CPQ) iPAQ Pocket PC into a wireless cell phone capable of transmitting and receiving faxes and emails as well as providing connectivity access to the Internet for Web browsing.

           The modem works with analog cell phone service covering the entire United States, Canada, Mexico and parts of both Central and South America.

MARKETING SOLUTIONS

           Worldwide Marketing Services, Inc. ("Worldwide") is a wholly owned subsidiary of the Company. Worldwide specializes in providing verified list, Opt-in email, and marketing services. The list services are expansive and may be ordered to fill simple marketing specifications or highly customized requirements for sophisticated clients requiring specialized data.

EQUIPMENT SAFEGUARDS AND SUPPLIERS

         The success of the Company is largely dependent upon the efficient and uninterrupted operation of its eMessaging services and Internet system infrastructure. The Company's systems and operations are vulnerable to damage or interruption from fire, earthquake or other natural disaster and from power loss, telecommunications failure, break-ins and similar events. Furthermore, the hardware, software and network systems developed by the Company are relatively new and, therefore, have not withstood the demands of the larger volume associated with the Company's revenue projections. Substantially all of the Company's computing equipment is readily available from large, well-known suppliers.

CUSTOMERS

         Historically, the Company's customers consisted of small and medium-size businesses with business messaging needs. Customers purchased messaging services from the Company pursuant to specific purchase orders and other short-term arrangements. Presently, the Company targets enterprise clients, Fortune 500 and middle-tier companies seeking full service Internet messaging solutions. In addition, the Company is focused on selling to small to medium size electronic broadcast faxing clients. Although the Company actively pursues long-term contracts with its present customers and prospects, no single customer accounted for more than 10% of the Company's revenues during the years ended December 31, 2000 and 1999.

SALES AND MARKETING

         From inception through 1997, the Company marketed its products and services almost exclusively through a telephone sales program. The basis of the Company's

_______________________________________________________________________________
                                                                       PAGE -9-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

marketing strategy was price-based selling and the Company sought to acquire customers by providing the lowest cost service in the messaging industry. Beginning in 1998, the Company underwent a fundamental shift away from price-based selling to solution-based selling and increased its offerings to include more value-added services.

         To enhance the promotion and sale of its solution-based suite of products and services, the Company expanded and reorganized its sales force during 1999 with the goal of developing and maintaining a professional sales team consisting of individuals with specialized and technical knowledge. As of March 1, 2001, the Company employed a team of 28 sales and support personnel in its Houston, Texas office and two in its Yorba Linda, California office. The Company's sales personnel are trained to target large and middle tier corporate accounts with the charge to build vertical value-added markets for the Company's products and services.

         The Company engages in telephone and direct contact with customers and prospects as part of its marketing efforts. The Company also actively seeks to forge strategic alliances to enable the Company to market its products and services through alternate distribution channels. The Company will continue to utilize, as part of its marketing campaign (i) advertisements in trade journals, (ii) television and radio promotions, (iii) concentrated marketing through large reseller channels, (iv) Internet-based advertising and promotions, (v) Internet business solutions seminars and (vi) participation in trade shows.

STRATEGIC RELATIONSHIPS

         The Company is actively pursuing strategic relationships that the Company's management expects will complement its existing services or increase the functionality and variety of products and services it currently offers. The service providers with whom the Company engages in strategic transactions generally have pre-existing relationships with their customers who, typically, require messaging and Internet services the Company provides. Consequently, management of the Company expects these strategic relationships will provide the Company with access to consumers for its services.

         The following is a summary of certain of the strategic relationships that the Company has established or is currently pursuing. All strategic transactions into which the Company enters are subject to a variety of risks and conditions, including conditions beyond the Company's control. Furthermore, some of these relationships are in the early stages of development and have not been finalized. The Company's management considers its strategic alliances to be important to future success.

           COMPAQ COMPUTER CORPORATION ("COMPAQ"). Compaq and the Company signed a multiyear strategic alliance whereby the Company designates Compaq as its exclusive vendor in the area of Compaq's product offerings to provide computer hardware and software to power CYNET's Application Service Provider infrastructure and to work with CYNET to explore opportunities for Compaq to deploy CYNET wireless, Internet applications, and convergent messaging solutions in certain Compaq business groups. One of the Company's initial projects with Compaq is a cooperative effort to bring to market the Company's wireless modem technology on the Compaq IPAQ Pocket PC (CYPAQ project). In addition, Compaq, through its wholly owned subsidiary, CPQ Holdings, Inc., made a $2 million equity investment in the Company and subsequently made a $750,000 secured loan to the Company, which is in default as of February 7, 2001 and bears a 15% annual default rate of interest.

         AECsoft USA, INC. ("AECSOFT"). The Company previously entered into an agreement with AECsoft pursuant to which AECsoft provided to the Company and certain of its clients Internet web-based software and web site building tools (the "ADC2000" system and modules). AECsoft granted the Company the right to resell licenses to use the ADC2000 system and/or its modules to the Company's clients. Also, AECsoft agreed to provide web building and customization services to the Company for ADC2000 related projects. In addition, AECsoft agreed to grant the Company up to 50% ownership of the ADC2000 system and modules based on the Company's sales of ADC2000 projects. During February, 2001, CYNET Interactive sold to AECsoft the assets of CYNET Interactive including, among other things, its Accounts Receivable and client accounts in exchange for AECsoft's forgiveness of CYNET Interactive's $95,100 of Accounts Payable due to AECsoft from CYNET Interactive and

_______________________________________________________________________________
                                                                      PAGE -10-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

AECsoft's agreement to service and maintain CYNET Interactive customers. Furthermore, AECsoft and the Company have agreed to allow each Company to resell the other's products and services or to earn fees from business referrals. (see--ITEM 1. DESCRIPTION OF BUSINESS-SERVICES).

         TELIRAN ELECTRONICS, LTD. ("TELIRAN"). The Company previously entered into an alliance agreement with GlobeWave, Inc. ("GlobeWave"), a subsidiary of Teliran, pursuant to which the Company sold and distributed units of the Teliran Complete PC card (the "Cell Phone/Modem") in the United States from October 1999 through January 2000. On February 16, 2000, the Company, Cynet Holdings and Teliran entered into another agreement (the "Teliran Agreement"), pursuant to which Teliran granted Cynet Holdings exclusive worldwide sales and marketing rights with respect to the Cell Phone/Modem for a term of three years. In consideration for these rights, Cynet Holdings committed to sell a minimum of 23,700 Cell Phone/Modem units during each of the years 2000, 2001 and 2002, with a provision for additional sales targets for 2001 and 2002 to be mutually agreed upon by the parties. Teliran agreed to pay up to $10,000 per month in technical support with respect to the Cell Phone/Modem units. The Teliran Agreement also contemplated certain equity purchase rights among the Company, Cynet Holdings and Teliran if performance by the parties to the Teliran Agreement was satisfactory after one year. Pursuant to the Teliran Agreement, the Company has acquired from Cynet Holdings the exclusive sales, marketing and technical support rights with respect to the Cell Phone/Modem under the Teliran Agreement for an initial term of one year, subject to the Company's satisfaction of the minimum sales and other requirements under the Teliran Agreement. On June 29, 2000, the Teliran Agreement was modified to grant the Company exclusive sales and marketing rights for the Cell Phone/Modem in North America, Argentina and Peru through September 30, 2000. In the event the Company placed a firm order for 16,700 units or more of the Cell Phone/Modem, accompanied by financial guarantee of payment for the order not later than September 30, 2000, Teliran was to reinstate the worldwide exclusive sales and marketing rights of the product to the Company for the rest of fiscal year 2000. Under this amendment the Company also committed to purchase 5,000 units of the Cell Phone/Modem between June 1, 2000 and December 31, 2000. As of the date of this report, the Company has not completed the purchase of either the 16,700 or the 5,000 units of the Cell/Phone Modem and the Company continues to discuss with Teliran how business will be conducted in the future. See "Certain Relationships and Related Transactions."

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

         Due to the changing messaging industry and the explosive growth in the Internet services industry, the Company's management is unable to identify direct competitors except with respect to the Company's specific product and service offerings. The Company's current and potential competitors fall into the following categories:

_______________________________________________________________________________
                                                                      PAGE -11-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         -        Convergent Messaging Providers (e.g., Mail.com, Critical Path,
                  Inc.);

         - Enhanced fax service providers (e.g., Mail.com, Premiere Technologies, Inc.); and

         -        Unified Internet messaging providers (e.g., JFAX.COM, INC.
                  FaxNet Corp.)


         The Company's management is unaware of any other entity that combines Convergent Messaging Services and Wireless Product Offerings in a unified service offering. Nevertheless, it is believed competitors will emulate the Company's current business strategy in the future and such competitors will enter the markets served by the Company. Some of those competitors may possess significantly greater financial, marketing, technical and other resources than the Company. However, it is also believed the Company's software and product development and sales approach distinguishes it from its competitors. The Company's software development resources enables it to develop and introduce new products and react to changes in customer requirements more quickly than many of its competitors. In addition, the Company offers pricing policies that result in competitive cost-saving solutions for its customers. The Company's sales personnel are trained to utilize selling techniques aimed at specific customer needs.

           Although the Company will continue to offer competitive products and services and seek to maintain and enlarge its market share, there can be no assurance that additional competitors will not enter markets that the Company's management plans to serve or that the Company will be able to compete successfully. Increased competition may result in reductions of prices and gross margin or erosion of the Company's market share, any of which would have a material adverse effect on the Company's business, financial condition and operational results.

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

         The Company is subject to federal and state laws regulating the unsolicited transmission of fax and e-mail transmissions for advertisement purposes. The Company has adopted a policy to refrain from transmitting fax and e-mail advertisements except to its own customers and other recipients who have expressed an interest in receiving the transmitted information or otherwise have given their permission to receive such transmissions. The Company's customers are encouraged to familiarize themselves with the relevant laws and to conduct their businesses in accordance with applicable laws. Nevertheless, the Company's management believes it is not responsible or liable for customer transmissions in violation of governmental regulations.

         There are currently few laws or regulations that specifically regulate communications on the Internet. However, laws and regulations may be adopted in the future that address issues such as online content, user privacy, security, pricing and characteristics and quality of products and services.

          In connection with its anticipated international operations, the Company may be required to satisfy a variety of foreign regulatory requirements. The Company's management intends to explore and seeks to comply with these requirements on a country-by-country basis. There can be no assurance that the Company will be

_______________________________________________________________________________
                                                                      PAGE -12-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

able to satisfy the regulatory requirements in foreign countries and the failure to satisfy such requirements may prevent the Company from operating in such countries. The failure to comply with foreign regulatory requirements could have a material adverse effect on the Company's business, financial conditions and results of operations.

EMPLOYEES

         As of February 15, 2001, the Company employed 80 persons, substantially all of whom were full-time employees. None of the Company's employees is currently covered by a collective bargaining arrangement. The majority of the employees is and has historically been located at the Company's headquarters in Houston, Texas. The Company also had employees in Yorba Linda, California and Portland, Oregon during fiscal year 2000. The Company considers the relations with its employees to be satisfactory.

INTELLECTUAL PROPERTY

         The Company currently holds no United States or foreign patents. The Company has registered the trademark names CYNET, HYPERCAST and HYPERLINE in the United States. Certain of the Company's computer software is considered proprietary and management seeks to protect such software with common law copyrights, trade secret laws, non-disclosure agreements and other safeguards. There can be no assurance, however, that the steps taken by the Company's management to protect its proprietary rights will be adequate or that others will not independently develop technologies similar or superior to the Company's, or obtain access to the Company's know-how or software codes, concepts, ideas or documentation. Further, there can be no assurance that the Company's non-disclosure agreements with its employees will adequately protect the Company's trade secrets. The Company also licenses certain technology from third parties as necessary for the operation of certain of its products and services. In the event that a third party successfully develops technologies similar or superior to the Company's technology, the Company may be subject to claims that its products and services infringe on the intellectual property rights of others.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company does not own any real property. The Company's headquarters, which includes its administrative, sales, marketing, management information systems and development offices and its operations center, is located in approximately 24,000 square feet of leased space in Houston, Texas. The lease on the Houston facility expires in March 2003. The Company also has approximately 1,000 square feet of leased space in Yorba Linda, California. The Company's management believes its existing facilities are adequate to meet current requirements. Suitable additional space in close proximity to its headquarters will be available as needed to accommodate growth of its operations.

ITEM 3.  LEGAL PROCEEDINGS

           The Company and its subsidiary, CYNET Interactive, have been named as defendants in a suit filed November 19, 1999 in the District Court of Harris County, Texas, 61 Judicial District (Cause No. 1999-57579) by Bank & Estate Liquidators, Inc., a former customer of CYNET Interactive. On March 8, 2001, the parties entered into a settlement agreement settling all matters in the case, with the Company agreeing to pay the plaintiff $15,000 cash on March 27, 2001, deliver to the plaintiff certain software, and pay an additional $65,000 by May 27, 2001.

           The Company has been named as defendant in a suit filed June 26, 2000 in the United States District Court, Southern District of California (Cause No. 00CV 1282 W (NLS)) by Clearfax, Inc. The plaintiff alleges, among other things, that the Company infringed upon plaintiff's federal copyright by unauthorized use of plaintiff's software in certain of the Company's fax resolution software and is seeking to recover actual and exemplary damages. The Company has retained counsel to defend the matter. Although the Company has not completed its discovery investigation of the claims asserted by the plaintiff in this matter, the Company does not believe that this suit will have a material adverse effect on the Company.

_______________________________________________________________________________
                                                                      PAGE -13-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

           The Company has been named as defendant in a suit filed December 13, 2000, in the Circuit Court for Montgomery County, Maryland (Civil No. 216130 Civil). The case is filed as a class action lawsuit for sending unsolicited fax materials concerning certain financial securities promotions. The Company has not completed its discovery and investigations at this time but, based on the information it presently has, the Company is of the opinion that the allegations against it in this case are without legal merit under federal and Maryland state laws. The plaintiff is seeking to recover general damages. The Company will be retaining outside counsel to vigorously defend the Company.

           On December 21, 2000, AT&T filed a suit in Federal District Court against the Company in reference to past due Accounts Payable owed by the Company(Civil Action No. H-00-4452 United States District Court for the Southern District of Texas, Houston Division). AT&T asks for $262,447.97 in actual damages, reasonable attorneys fees, and cost of suit pursuant to a contract for telephone services. The companies are actively engaged in settlement discussions and expects to settle the case through a negotiated installment payment schedule.

           The Company has been named as defendant in a suit filed December 28, 2000, to which one of the Company's fax broadcasting customers is a party. The case is filed as a California class action lawsuit and is seeking monetary damages for receipt of unsolicited facsimiles. The Company has not completed its discovery and investigations at this time however, based on the information it presently has, the Company is of the opinion that the allegations against the Company in this case are without legal merit under federal and the State of California laws. The plaintiff is seeking to recover general and exemplary damages and injunctive relief. The Company has retained outside counsel to vigorously defend the Company.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Since January 19, 2000, the Company's Class A Common Stock, no par value per share (the "Class A Common Stock"), has been approved for trading on the NASDAQ OTC Bulletin Board Service under the trading symbol "CYNE." As of February 15, 2001, there were approximately 386 shareholders of record of the Company's Class A Common Stock.

         Since January 28, 2000, the Company's Class B Common Stock, no par value per share (the "Class B Common Stock"), has been approved for trading on the NASDAQ OTC Bulletin Board Service under the trading symbol "CYNEB." As of February 15, 2001, there were approximately 26 shareholders of record of the Company's Class B Common Stock.

         The following table sets forth the range of high and low closing bid prices for "CYNE" each period indicated.

                     QUARTER ENDING                  HIGH        LOW
                     -------------------------   -------------------------
                     December 31, 2000                  0.688       0.090
                     September 30, 2000                 1.500       0.730
                     June 30, 2000                      1.938       1.000
                     March 31, 2000                     4.000       1.938

_______________________________________________________________________________
                                                                      PAGE -14-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

           The following table sets forth the range of high and low closing bid prices for "CYNEB" each period indicated.

                     QUARTER ENDING                  HIGH        LOW
                     -------------------------   -------------------------
                     December 31, 2000                  0.500       0.156
                     September 30, 2000                 1.750       0.750
                     June 30, 2000                      1.500       0.750
                     March 31, 2000                     2.000       1.750

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following is a discussion of the financial condition of the Company as of December 31, 2000 and 1999 and results of operations of the Company for the years ended December 31, 2000 and 1999. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following information contains forward-looking statements.

OVERVIEW

         In January 1998, the Company underwent a change of control and management. The new management team completed a registered rescission offering in December 1999 and stock began publicly trading on the NASDAQ OTC Bulletin Board Service in January 2000. In 1999, the Company transitioned itself from a messaging company (delivering fax, e-mail, voice and data between businesses) to an Internet applications solutions provider incorporating full convergent messaging and wireless capabilities.

         The Company's strategy is to position itself as a one-stop-shop for convergent messaging and Wireless product solutions. The Company coordinates the delivery of and supports these diverse but related services through a series of seamless strategic alliances connecting through the Company's core products and services. The Company's sales efforts have been refocused to Fortune 500, other large corporate and medium-size companies offering a unified service solution. This sales effort has been further enhanced by the vertical market segmentation of the Company's sales force. With a vertical market focused sales force, the Company expects to better interface with a number of strategic alliance partners and reseller agent sales persons who sell the Company's products and services.

CERTAIN ACCOUNTING POLICIES

         Revenues from messaging and Internet services are recognized as services are performed. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. Cell/Modem revenue is recognized upon final acceptance of product by the customer under the terms of the right of return policy.

         Expenditures for research and development of telecommunication technology as it relates to messaging and Internet application services needs are charged to expense as incurred. For the years ended December 31, 2000 and 1999, research and development expenditures were approximately $2,008,258 and $755,000, respectively.

         Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The deferred tax asset valuation allowance is adjusted based on judgments as to future realization of the

_______________________________________________________________________________
                                                                      PAGE -15-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 2000, the Company provided a 100% valuation allowance for the deferred tax asset because the Company's management could not ascertain whether it was more likely than not that the deferred tax asset would be realized.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31,2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Revenues increased to $9,120,422 for the year ended December 31, 2000 from $8,626,675 for the year ended December 31, 1999. The increase of $493,747 or 6% was primarily attributable to increases the Company's Convergent Messaging software license income, cellular fax card income, marketing list income and website construction income offset by decreases in revenues from the Company's fax broadcasting product offering. For the years ended 2000 and 1999, revenues from the Company's fax broadcasting services represented 71% and 93% respectively, of the Company's total revenues. Conversely, the Company's Convergent Messaging software license income, cellular fax card income, marketing list income and website construction income were 8%, 4%, 10% and 4% during the year ended December 31, 2000, whereas they were deminimus (less than 1% of net revenues) during the year ended December 31, 1999.

         Cost of revenues increased to $4,884,319 for the year ended December 31, 2000 from $4,807,061 for the year ended December 31, 1999. The cost of revenues as a percentage of revenues decreased to 54% for the period ended December 31, 2000 as compared to 56% for the period ended December 31, 1999. The increase in cost of revenues of $77,258 or 2% was primarily attributable to additional costs required to purchase prospect lists for resale, cellular modems, and website development outsourcing. Gross margins increased to 46% for the year ended December 31, 2000 from 44% for the year ended December 31, 1999 due to the increase in the Company's convergent messaging software licenses income which has little cost directly related to revenues. Additionally, there were further decreases in telephone rates via management negotiations during the year ended December 31, 2000.

         Selling, general and administrative (SG&A) expenses increased to $12,885,098 for the year ended December 31, 2000 from $10,223,558 for the year ended December 31, 1999. The increase of $2,661,540 was primarily attributable to increases of (i)$1,179,569 of salaries expense related primarily to increases in executive and administrative salaries by $509,000 and sales management and salespersons salaries by $453,000, (ii)$1,568,215 of contract salaries related primarily to research and development dedicated programming staff, (iii) $601,452 of investor relations and $495,140 of legal expenses,
(iv) $137,896 of office rent expense, and (v) $274,258 in advertising and promotion expense. The increases in SG&A expenses during 2000 are offset by the 1999 non-cash charge of $1,334,000 resulting from the Company's agreement to extend the expiration date of certain warrants until November 4, 2001 (See
Note 5 to the Consolidated Financial Statements).

_______________________________________________________________________________
                                                                      PAGE -16-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         Depreciation and amortization increased to $1,498,477 for the year ended December 31, 2000 from $930,450 for the year ended December 31, 1999. The increase was attributable primarily to additional equipment acquired in 2000, including equipment acquired in the expansion of the Company's convergent messaging infrastructure.

           There were no write-downs of long-lived assets during the year ended December 31, 2000 and 1999.

         Other expense totaled $2,162,513 for the year ended December 31, 2000 compared to other expense of $969,544 for the year ended December 31, 1999. The increase in other expense was primarily attributable to interest and the amortization on discounts from conversion options and attached warrants on the Augustine Debt related to its subsequent conversion to Equity.

         The Company incurred a net loss of $12,309,985 for the year ended December 31, 2000 compared to a net loss of $8,303,938 for the year ended December 31, 1999. The increase in net loss was due to the factors discussed above.

         Net loss per common share increased to $0.49 from $0.33 for the year ended December 31, 2000 compared to the year ended December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $7,188,830 and $4,595,011 for the years ended December 31, 2000 and 1999, respectively. The increase in net cash used in operating activities for the year ended December 31, 2000 was primarily due to the increase in the Company's net operating loss.

         Net cash used in investment activities was $824,569 and $312,768 for the years ended December 31, 2000 and 1999, respectively. These amounts were due primarily to capital expenditures for operating equipment, including computer equipment and software, furniture and fixtures and telecommunications equipment.

         Net cash provided by financing activities was $7,910,527 and $5,035,563 for the years ended December 31, 2000 and 1999, respectively. The Company has obtained financing primarily through a series of public and private sales of common and preferred stock and debt securities.

           During the year ended December 31, 2000, the Company entered into agreements with certain investors providing year 2000 cash inflow to the Company totaling $1,000,000, $1,869,500, $2,000,000, $1,600,000, and $750,000
in exchange for shares of Class A Common stock, shares of Series E and Series F Preferred stock, debt securities, shares of Series D Preferred stock, and shares of Class B Common stock, respectively. Additionally, during the year the Company received proceeds of $1,670,000 from Cynet Holdings in the form of short-term debt on which the Company made payments of $775,000. Dividend payments of $385,348 were made during fiscal year 2000 related to Series A and Series B Preferred stock of which all shares have subsequently been converted to shares of Class A Common and Class B Common shares.

_______________________________________________________________________________
                                                                      PAGE -17-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

           During the year ended December 31, 1999, the Company entered into agreements with certain stand-by investors to provide $6,151,598 to fund the Company's registered rescission offer of which $5,536,899 was used to repurchase the securities tendered for rescission by the shareholders that elected to accept the rescission offer. The amount required to fund the rescission offer was $5,536,899, including $4,781,699 for the repurchase of securities plus $858,018 in interest expenses less $102,818 in dividends previously paid.

         As of December 31, 2000 the Company had a cash balance of $80,009 and a deficit working capital position of $6,059,831. In January 2001, the Company received the remaining $400,000 related to a private placement of debt securities of which partial payment was made in the year ended December 31, 2000. During the first quarter of 2001, Cynet Holdings provided an additional $385,000 and the Company repaid Cynet Holdings $125,500. See Note 13 to the Consolidated Financial Statements for the terms of these transactions.

         The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company does not expect that internal sources of liquidity will improve until additional operating revenues are generated and, until such time, the Company will continue to rely on external sources for liquidity. Until the Company can obtain monthly gross revenues sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue as a going concern. There is also no assurance that the current working capital will be sufficient to cover cash requirements during that period or to bring the Company to a positive cash flow position. In addition, lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and, if severe enough, may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

         The Company's capital requirements depend on a number of factors including market acceptance of its products and services, the amount of resources the Company devotes to network expansion, new product development, sales and marketing expansion, brand promotions and other factors. The Company's management expects a substantial increase in capital expenditures and operating leases consistent with the planned growth in its convergent messaging and Internet infrastructures and anticipates that this will continue for the foreseeable future. Additionally, the Company's management expects to make additional investments in technologies and its network, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions.

         The Company's management has been advised by its counsel that it is unclear whether its registered rescission offer (which was completed in December 1999) has eliminated the Company's liability, if any, for failure to register the issuances of the securities under the Securities Act of 1933 or applicable state and foreign securities laws. The staff of the Securities and Exchange Commission takes the position that a person's right of rescission under federal securities law may, under certain circumstances, survive a rescission offer, while most state securities laws provide that a person may lose any rescission rights by rejecting or failing to respond to a valid rescission offer. Generally, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933 is one year, while under the various state securities laws, the statute of limitations ranges from one to seven years from the date of the transaction. The Company is also subject to the anti-fraud provisions of applicable securities law or rights under common law or equity in respect of the issuance of the Subject Securities.

           The Company currently does not have sufficient capital to meet its cash flow requirements over the next 12 months. As a result, the Company will be required to satisfy cash flow shortages through private placements, public offerings and/or bank financing. The Company is currently in discussions with several investors and financial institutions, however, no definitive agreements have been reached.

         There can be no assurance that the Company will either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations, or (ii) receive additional debt or equity financing necessary to support the Company's

_______________________________________________________________________________
                                                                      PAGE -18-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

working capital requirements. To the extent that funds generated from operations and any additional financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company's management. Further, any future additional financing could be dilutive to existing shareholders. If adequate working capital is not available, the Company may be required to curtail its operations. Accordingly, the Company's independent public accountants have issued their report for the years ending 2000 and 1999 containing a paragraph discussing substantial doubt surrounding the Company's ability to continue as a going concern.

YEAR 2000 COMPLIANCE

         The Company has incorporated a compliance standard with rules and definitions into its operations systems with respect to Year 2000 compliance. Based upon an initial evaluation of its broader list of vendors and results of operations in the year ended December 31, 2000, there is no reason to believe that these providers are not in compliance with Year 2000 protocol. The Company experienced no interruption of services related to Year 2000 compliance during the year ended December 31, 2000. The Company does not anticipate any material future costs associated with Year 2000 compliance.

ITEM 7. FINANCIAL STATEMENTS.

         The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Mann, Frankfort, Stein
& Lipp CPAs, L.L.P., independent certified public accountants, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 5, 2001 the Company engaged the accounting firm of Mann, Frankfort, Stein & Lipp CPAs, L.L.P., Houston, Texas as independent public accountants to audit the Company's financial statements for the fiscal years ended December 31, 2000, 1999, and 1998.

_______________________________________________________________________________
                                                                      PAGE -19-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

         The following table sets forth information concerning directors, executive officers and significant employees of the Company, including their ages and positions with the Company as of February 15, 2001:

                       NAME       AGE                          POSITION
          ----------------------  ---   ------------------------------------------------------
          Vincent W. Beale, Sr.    52   Chairman of the Board, Chief Executive Officer,
                                        President and Director
          Bernard B. Beale         44   Executive Vice President, Chief Operating Officer
                                        and Director
          David R. Hearon, Jr.     63   Senior Vice President, Institutional Development
          Samuel C. Beale          45   Vice President, General Counsel and Secretary
          R. Greg Smith            42   Vice President, Chief Financial Officer and Director
          John Tollefsen           32   Vice President, Chief Technical Officer
          Menashe Ben David        48   Vice President
          Wayne Schroeder          58   Director
          Daniel C. Lawson         55   Director
          Craig T. Jackson         50   Director
          Gerald M. McIntosh       60   Director
          Gregory E. Webb          54   Director

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

_______________________________________________________________________________
                                                                      PAGE -20-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

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

           JOHN TOLLEFSEN joined the Company in August 2000 as Vice President and Chief Technical Officer. Mr. Tollefsen was formerly Senior Director of Infrastructure and Integration for Enron Networks, a division of Enron Corp. Mr. Tollefsen was employed with Enron approximately five years and led a team of more than 330 employees and contractors in the Microsoft Windows/Intel/Compaq infrastructure group that designed and implemented the server-based systems that now power Enron's information systems. Mr. Tollefsen's last position at Enron was Senior Director of Market Intelligence, which involved developing decision support systems and pre-trade applications. Prior to his employment with Enron, Mr. Tollefsen was employed by American General Life and several privately owned companies.

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

         CRAIG T. JACKSON was appointed to the Board of Directors during June 2000 at the Annual Meeting of Shareholders. Mr. Jackson is the Chairman of the Board of

_______________________________________________________________________________
                                                                      PAGE -21-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

Directors and Chief Executive Officer of Sanders Engineering Co., Inc., a general and mechanical contracting company in Orange County, California. Prior to his position at Sanders Engineering Co., Inc., Mr. Jackson served ten years at Carrier Air Conditioning Co. in Southern California. Mr. Jackson is also the Vice President and co-founder of Northern Neck Enterprises, Inc. Mr. Jackson holds a Masters of Business Administration from Pepperdine University and a Bachelors of Science in Mechanical Engineering from Howard University.

           GERALD W. MCINTOSH was appointed to the Board of Directors during June 2000 at the Annual Meeting of Shareholders. Mr. McIntosh is an entrepreneur, founder and President of Partners 5 West, a not-for-profit community development company. Prior to founding Partners 5 West, Mr. McIntosh co-founded and acquired several for profit companies including Administaff, which currently trades on the New York Stock Exchange. Mr. McIntosh holds a Masters of Public Administration and an Associates degree in Hospital Administration from the University of Southern California and a Bachelors of Science degree in Biology from LaSierra University.

         GREGORY E. WEBB was appointed to the Board of Directors during June 2000 at the Annual Meeting of Shareholders. Mr. Webb is Chairman, Chief Executive Officer and President of CityMainStreet.com, Inc., an IP Telephony business focused on Latin America, India, and the United States for utilization of alternative wireless and cable access. Prior to founding CityMainStreet.com, Inc. and over the last 33 years, Mr. Webb held numerous senior executive level positions in communications and computer industries, including a successful 20 year career with AT&T from 1967-1987 ending with his last position as Group Market Manager-Market and Product Line Management. One of Mr. Webb's more recent positions includes Chief Executive Officer of Qualcomm, Inc. from 1995-1996. Mr. Webb holds a Masters in Management from Northwestern University a Bachelors of Science in Economics from Xavier University and graduate studies in marketing, high-speed communication and econometrics from Harvard Business School, Northwestern University and Xavier University, respectively. Mr. Webb has also been a guest speaker at numerous wireless conferences and electronic trade shows.

         Vincent W. Beale, Sr., Bernard B. Beale and Samuel C. Beale are siblings. There are no other family relationships among any of the Company's directors and executive officers.

         STRUCTURE OF BOARD OF DIRECTORS. The Board of Directors of the Company consists of Vincent Beale, Sr. (Chairman of the Board), Bernard B. Beale (officer and director), R. Greg Smith (officer and director), Samuel C. Beale (officer and director), Danny C. Lawson (outside director), Wayne Schroeder (outside director), Craig T. Jackson (outside director), Gregory E. Webb (outside director), and Gerald W. McIntosh (outside director). Directors are elected annually by the shareholders. The Board is required to have an annual meeting following the annual shareholder meeting. Actions can be taken without a meeting if all of the directors consent in the form of a written consent action. A majority vote at a duly called meeting of the Board at which a quorum is present is required for a motion to be carried at such meeting. A majority of the total number of directors constitutes a quorum.

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

         During the fiscal year ended December 31, 2000, (i) a Form 3 reporting initial beneficial ownership was not timely filed by Daniel C. Lawson, Craig T. Jackson and Gerald M. McIntosh, (ii) one Form 4 reporting one transaction was not timely filed by Vincent W. Beale, Sr., and (iii) one Form 4 reporting one transaction was not timely filed by Gerald M. McIntosh.

         Except as described above based solely upon a review of the copies of such reports furnished to the Company, the Company believes there was compliance for the fiscal year ended December 31, 2000 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners.

_______________________________________________________________________________
                                                                      PAGE -22-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information with respect to all forms of compensation paid by the Company to the named individuals for the years ended December 31, 2000, 1999 and 1998. No other director or executive officer received a combined salary and bonus exceeding $100,000 during any of the three fiscal years ended December 31, 2000. See "--Employment Agreements" below for information regarding the current compensation of certain of the Company's directors and the executive officers named below.

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                                     SECURITIES
         NAME AND           FISCAL                             OTHER ANNUAL          UNDERLYING        ALL OTHER
    PRINCIPAL POSITION       YEAR      SALARY      BONUS       COMPENSATION(3)        OPTIONS(1)      COMPENSATION
    ------------------       ----      ------      -----       --------------        ----------       ------------
   Vincent W. Beale, Sr.     2000      $225,192         --        $71,885                  --                  --
   President and Chief       1999      $180,000         --             --                  --                  --
    Executive Officer        1998      $133,693    $30,000             --            100,000 shares            --
     (since 1/98)

       Ray C. Davis          1998      $110,287         --             --                  --            $188,326(2)
   President and Chief
    Executive Officer
       (until 1/98)

     Bernard B. Beale        2000      $179,796    $35,000        $ 4,558                  --                  --
     Executive Vice          1999      $153,136    $30,000             --                  --                  --
    President, Chief         1998      $131,696         --             --            150,000 shares            --
    Operating Officer
       (since 1/98)

   David R. Hearon, Jr.      2000      $163,269         --             --             25,000 shares            --
  Vice President, Chief      1999      $150,000         --             --                  --                  --
    Technical Officer        1998      $122,226    $30,000             --             75,000 shares            --
      (since 3/98)

     Samuel C. Beale         2000      $145,962    $30,000        $ 6,793                  --                  --
     Vice President,         1999      $108,000         --             --                  --                  --
     General Counsel and     1998      $ 90,845         --             --            100,000 shares            --
        Secretary
       (since 3/98)

      R. Greg Smith          2000      $147,596         --             --                  --                  --
  Vice President, Chief      1999      $125,000    $30,000             --                  --                  --
   Financial Officer         1998      $ 42,308         --             --            100,000 shares            --
      (since 8/98)

    Menashe Ben-David        2000      $123,595         --             --             50,000 shares            --
Vice President, Director
   of CYNET Wireless
     (since 1/2000)

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


(3) Represent advances to executives deemed to be compensation under federal tax regulations.

STOCK OPTION PLAN

         On October 20, 1997, the Board of Directors and a majority of the holders of the Class A Common Stock adopted the Company's 1997 Stock Option Plan, which plan was restated effective July 31, 1999 (the "1997 Plan").

         The 1997 Plan provides for the granting of stock options("Options") to key employees of the Company. Within certain limitations provided by the 1997 Plan, such

_______________________________________________________________________________
                                                                      PAGE -23-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

Options may include provisions regarding vesting, exercise price, the amount of each grant and other terms as shall be approved by the Board of Directors or by a committee designated by the Board of Directors. Options granted under the 1997 Plan may be either options that qualify as "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or those that do not qualify as such "incentive stock options" ("Non-qualified Options"). The 1997 Plan, which permits up to 2,000,000 shares of the Company's Class A Common Stock to be issued, terminates on October 19, 2007.

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

         Incentive Options to purchase shares of the Class A Common Stock have been granted to Vincent W. Beale, Sr., Bernard B. Beale, David R. Hearon, Jr., Samuel C. Beale and R. Greg Smith under the 1997 Plan in accordance with their respective employment agreements described in "--Employment Agreements" above as follows: 100,000 shares to Vincent W. Beale, Sr. which vested immediately on the date of grant, 150,000 shares to Bernard B. Beale which vested immediately on the date of grant, 100,000 shares to Samuel C. Beale which vested immediately on the date of grant, 75,000 shares to David R. Hearon, Jr. which vest ratably over a four-year period, 100,000 shares to R. Greg Smith, which vest ratably over a three-year period, and , and 650,000 shares to John Tollefsen, 162,500 of which vested immediately on the date of grant and the remaining 487,500 vest ratably over a three-year period. Each of these stock options has an exercise price of $0.39 per share, except John Tollefsen's options which have an exercise price of $1.22 per share.

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2000 for the executive officers named below. Values for "in the money" options represent the position spread between the exercise price of existing options and the market value for the Company's Class A Common Stock on December 31, 2000:

_______________________________________________________________________________
                                                                      PAGE -24-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                   Shares                                                         Value of Unexercised
                                  Acquired                   Number of Unexercised                in-the-money Options
                                on Exercise     Value     Options at Fiscal Year End             at December 31, 1999
Name                                (#)       Realized    Exerciseable/Unexerciseable (1)    Exerciseable/Unexerciseable(2)
----                            -----------   --------    ---------------------------        ---------------------------
Vincent W. Beale, Sr.
President,
Chief Executive Officer             (3)          (3)                  100,000                               n/a
(since 1/98)                                                          -------                           --------
                                                                     100,000/0                              n/a
Bernard B. Beale
Executive Vice
President,                          (3)          (3)                  150,000                               n/a
Chief Operating                                                       -------                           --------
Officer                                                              150,000/0                              n/a
(since 1/98)

David R. Hearon, Jr.
Vice President,
Chief Technical Officer             (3)          (3)                  100,000                               n/a
(since 3/98)                                                          -------                           --------
                                                                   37,500/62,500                            n/a
Samuel C. Beale
Vice President, General
Counsel and Secretary               (3)          (3)                  100,000                               n/a
(since 3/98)                                                          -------                           --------
                                                                     100,000/0                              n/a
R. Greg Smith
Vice President,
Chief Financial Officer             (3)          (3)                  100,000                               n/a
(since 8/98)                                                          -------                           --------
                                                                   66,667/33,333                            n/a
John Tollefsen
Vice President,
Chief Technology Officer            (3)         (3)                   650,000                               n/a
(since 9/2000)                                                        -------                           --------
                                                                  162,500/487,500                           n/a
Menashe Ben-David
Vice President, Director
of CYNET Wireless                   (3)         (3)                    50,000                               n/a
(since 1/2000)                                                         ------                           --------
                                                                      0/50,000                              n/a

1) Indicates number of options exercisable and unexerciseable as of December 31, 2000.

2) Based upon $0.16 per share, the closing market value of a share of the Class A Common Stock at December 31, 2000, none of the shares above are in the money and thus valuation is not applicable.

3) None of the Company's executive officers exercised any options during the fiscal year ended December 31, 2000. The Company did not issue any SARs during the fiscal year ended December 31, 2000.

         Directors who are employees or consultants of the Company do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee thereof or otherwise incurred in their capacities as directors.

         None of the Company's executive officers was granted awards under any long-term incentive plan during the fiscal year ended December 31, 2000.

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

_______________________________________________________________________________
                                                                      PAGE -25-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

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

         Effective March 1, 1998, the Company entered into an employment agreement with David R. Hearon, Jr. pursuant to which Mr. Hearon served as the Vice President of Operations of the Company. The agreement had an initial term of four years and can continue for additional one-year periods upon the agreement of Mr. Hearon and the Company, and requires Mr. Hearon to devote substantially all of his business time, attention and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. In exchange, Mr. Hearon is entitled to (i) receive an annual salary, commencing March 1, 1998, of $150,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives,
(iii) receive a signing bonus of $30,000, (iv) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 75,000 shares of Class A Common Stock at a price of $0.39 per share which vests ratably over a four-year period and (v)participate in the Company's other employee benefit plans. Mr. Hearon's employment agreement is terminable by the Company at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Hearon's right to compete with the Company during the term of the employment agreement and for two years after his termination of employment. In March 2000, Mr. Hearon was promoted to Senior Vice President, Institutional Development under the same terms of the existing employment and granted 25,000 additional options at an exercise price of $1.21 in conjunction with the promotion.

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

         Effective July 22, 1998, the Company entered into an employment agreement with Samuel C. Beale pursuant to which Mr. Beale serves as the Vice President, General Counsel and Secretary of the Company. The agreement has an initial term of

_______________________________________________________________________________
                                                                      PAGE -26-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

three years and can continue for additional one-year periods upon the agreement of Mr. Beale and the Company, and requires Mr. Beale to devote substantially all of his business time, attention and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. In exchange, Mr. Beale is entitled to (i) receive an annual salary, commencing July 22, 1998, of $108,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives,(iii) receive a signing bonus of $30,000, (iv) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 100,000 shares of Class A Common Stock at a price of $0.39 per share which vests immediately when granted and (v) participate in the Company's other employee benefit plans. Mr. Beale's employment agreement is terminable by the Company at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Beale's right to compete with the Company during the term of the employment agreement and for two years after his termination of employment.

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

           Effective August 3, 2000, the Company entered into an employment agreement with John Tollefsen pursuant to which Mr. Tollefsen serves as Vice President and Chief Technical Officer of the Company. The agreement has an initial term of one year and can continue at will upon the agreement of Mr. Tollefsen and the Company, and requires Mr. Tollefsen to devote substantially all of his business time, attention and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. In exchange, Mr. Tollefsen is entitled to (i) receive an annual salary, commencing August 28, 2000, of $175,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives, (iii) receive a signing bonus of $100,000 payable as follows: $50,000 upon signing the agreement, $25,000 at the end of the first 6 months of employment, and $25,000 at the completion of one year of employment, (iv) an additional guaranteed year end bonus of $50,000,(v) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 650,000 shares of Class A Common Stock at a price of $1.22 per share which vest 25% upon signing the agreement and ratably thereafter over a three-year period and (vi) participate in the Company's other employee benefit plans. Mr. Tollefsen's employment agreement is terminable by the Company at any time for "cause," as specified in the agreement, and in certain other events.

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

_______________________________________________________________________________
                                                                      PAGE -27-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of February 15, 2001 by
(i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock,
(ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting power and investment power with respect to the shares beneficially owned by such person.

                                   Shares of
                                     Common
Name of Beneficial Owner(1)    Stock Beneficially Owned         Percent of Class(2)
---------------------------  -------------------------------   ---------------------
Vincent W. Beale, Sr.                     9,958,090 shares(3)                  29.9%
Cynet Holdings, LLC                       8,810,090 shares(4)                  27.3%
Houston Economic Opportunity Fund, L.P.   3,744,800 shares(6)                  10.6%
    1400 Smith Street
    Houston, TX 77002
CPQ Holdings, Inc.                        2,822,072 shares                      8.7%
    20555 F.H. 249m MS 110701
    Houston, TX 77070
Guy M. Lewis                              2,758,888 shares(5)                   9.6%
Bernard B. Beale                          1,150,000 shares(7)(8)                3.6%
Samuel C. Beale                           1,100,000 shares(7)(8)                8.2%
Gerald M. MacIntosh                         800,000 shares(8)                   2.5%
Craig T. Jackson                            813,500 shares(8)                   2.6%
John Tollefsen                              165,750 shares(7)                    *
Daniel C. Lawson                            100,000 shares(8)                    *
Wayne Schroeder                             100,000 shares(7)                    *
R. Greg Smith                                66,667 shares(7)                    *
David R. Hearon, Jr.                         56,250 shares(7)                    *
Menashe Ben-David                            12,500 shares(7)                    *
Gregory E. Webb                                       -                          -
All directors and executive officers
    as a group (12 people)               10,812,765 shares(8)                  32.5%

_______________________________________________________________________________
                                                                      PAGE -28-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

-------------------
*        Less than one percent.

1) Unless otherwise indicated, the business address of each of the beneficial owners listed in this table is: c/o CYNET, Inc. 12777 Jones Rd., Suite 400, Houston, TX 77070.

2) Percentages shown are based upon 31,577,775 shares of Class A Common Stock outstanding, plus with respect to each person or group, any Class
      A Common Stock that person or group has the right to acquire within 60 days prusuant to options warrants, conversion privileges or other rights.

3) Represents (i) 8,810,090 shares of beneficially owned by Cynet Holdings, of which Mr. Beale is the President and majority owner, (ii) 1,048,000 shares subject to warrants which Mr. Beale received from Ray C. Davis in July 1998, and (iii) 100,000 shares subject to vested stock options.

4) Includes shares remaining of the (i) 9,473,000 shares purchased from Ray C. Davis and related entities controlled by Mr. Davis, (ii) 5,225,472 shares purchased pursuant to the Subscription Agreement between the Company and Cynet Holdings (the "Holdings Subscription Agreement"),
      (iii) 1,090,000 shares which may be purchased at any time prior to July 22, 2003, at a purchase price of $1.00 per share, upon exercise of a warrant issued pursuant to the Holdings Subscription Agreement, and
      (iv) 152,811 shares purchased as part of the Rescission Financing.

5) Includes 758,888 shares of Class A Common stock and 2,000,000 shares which may be purchased at any time prior to July 22, 2003, at a purchase price of $1.00 per share, upon exercise of a warrant originally issued pursuant to the Holdings Subscription Agreement.

6) Represents (i) 3,331,200 shares into which an equal number of shares of the Series D Redeemable Convertible Preferred Stock may be converted and
      (ii) 413,600 shares, which may be purchased upon exercise of a warrant issued pursuant to the Enron Advisory Agreement.

7)    Includes shares subject to vested stock options.

8) Includes shares deemed beneficially owned as a result of an interest in Cynet Holdings.

9) Includes an aggregate of 7,425,683 shares that such persons have the right to acquire within 60 days pursuant to warrants and options held by such persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         KEITH SHAFFNER. In 1996, the Company paid Mr. Shaffner an aggregate of $111,315 for services rendered. On November 14, 1997, the Company entered into a Settlement Agreement and Mutual Release with Mr. Shaffner for services rendered by him during 1996 and 1997. In exchange for a complete release of all claims by Mr. Shaffner and his affiliate, CyFax, Inc. ("CyFax"), against the Company, the Company issued to Mr. Shaffner: (i) a warrant to purchase 1,150,000 shares of Class B Common Stock at a price of $1.00 per share, exercisable on or before August 30, 1999 (which the Company extended until November 4, 2001), valued at $184,000 at the time of issuance, (ii) a warrant to purchase 1,050,000 shares of Class B Common Stock at a price of $1.00 per share, exercisable on or before February 28, 2000 (which the Company extended until November 4, 2001), valued at $178,500 at the time of issuance, (iii) 500,000 shares of Class A Common Stock, valued at $500,000 at the time of issuance, and (iv) $51,000 in cash. The extension of these warrants required the Company to recognize a non-cash charge of approximately $1,344,000 during the third quarter of 1999. See Note 5 of the Notes to Consolidated Financial Statements. In addition, the Company issued 200,000 shares of Class A Common Stock, valued at $78,000, to CyFax for the termination of an exclusive agent management agreement with the Company. The Company also paid Mr. Shaffner, individually, $91,636, and CyFax an aggregate of $893,527 for services rendered in 1997.

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

_______________________________________________________________________________
                                                                      PAGE -29-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

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

         On March 1, 2000, Cynet Holdings assigned to the Company its sales and marketing rights with respect to the Cell Phone/Modem under the Teliran Agreement for an initial term of one year in consideration for, among other things, the Company's agreement to satisfy the minimum sales requirements applicable to the Cell Phone/Modem units as provided in the Teliran Agreement. (See Strategic Relationships.)

         During fiscal year 2000, Cynet Holdings provided the Company additional short-term financing of $1,670,000 for working capital and other corporate purposes. These borrowings were unsecured, non-interest bearing and due on demand by Cynet Holdings. During fiscal year 2000, the Company repaid $775,000 of the short-term financing. During the first quarter of 2001, Cynet Holdings provided an additional $385,000 and the Company repaid Cynet Holdings $125,500.

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

         On February 8, 2001, the Company, CYNET Interactive and AECsoft USA, Inc.("AECsoft") entered into an agreement pursuant to which the Company and CYNET Interactive agreed to transfer all existing CYNET Interactive accounts and customer contracts to AECsoft in exchange for AECsoft forgiving any and all outstanding amounts owed by the Company to AECsoft. In addition, the Company agreed to assign all accounts receivable related to CYNET Interactive clients. The agreement provides that the Company will refer clients requesting services including the ADC2000(TM) applications to AECsoft. The agreement also provides in the event of the sale of the ADC2000(TM) software, the Company is entitled to receive the lesser of 10% of the sale proceeds or $500,000.

         HOUSTON ECONOMIC OPPORTUNITY FUND, L.P. In December 1999, Houston Economic Opportunity Fund, L.P. ("HEOF") acquired 1,766,423 shares of Class A Common Stock for a purchase price of $1.37 per share as part of the Rescission Financing. The

_______________________________________________________________________________
                                                                      PAGE -30-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

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

         COMPAQ COMPUTER CORPORATION ("Compaq") On August 8, 2000, the Company issued to CPQ Holdings, Inc., a wholly-owned subsidiary of Compaq Computer Corporation ("Compaq"), 1,801,802 shares of Class A Common Stock and three-year warrants to purchase 270,270 shares of Class A Common Stock at an exercise price of $1.21 per share. CPQ Holdings, Inc. paid an aggregate urchase price for the shares and the warrants of $2,000,000. Consisting of $1 million in cash and $1 million in a combination of equipment and future equipment credits. The Company also entered into a summary of terms for a strategic business agreement with Compaq simultaneously with the closing of this investment by Compaq. The summary contemplates that Compaq equipment will be used to deliver certain of the Company's products and services and that Compaq will work with the Company to determine opportunities for Compaq to promote deployment of the Company's products and services to certain Compaq business groups.

         On December 28, 2000, Compaq, a holder of Class A Common stock, and the Company entered into an agreement pursuant to which Compaq made a secured loan to the Company for $750,000. In connection with the loan, the Company issued to Compaq warrants to purchase 750,000 shares of the Company's Class A Common Stock. The loan is in default as of February 7, 2001 and bears a 15% annual default rate of interest.

         EXECUTIVE EMPLOYMENT AGREEMENTS AND OTHER TRANSACTIONS. In 1998 the Company entered into employment agreements with each of Vincent W. Beale, Sr., Bernard B. Beale, David P. Hearon, Jr., Samuel C. Beale and R. Greg Smith. In 2000, the Company entered into an employment agreement with John Tollefsen. See "Executive Compensation--Employment Agreements." During the year ended December 31, 2000, $83,236 of advances to executives was deemed to be compensation under federal tax regulations. During the year 2000, G&B McIntosh Family Limited Partnership, an entity controlled by Gerald W. McIntosh, a director, guaranteed the Company's purchase of certain computer equipment and subsequently paid for such equipment on behalf of the Company in the amount of $308,310.

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


         4.3               Form of Certificate Representing the Series D
                           Redeemable Convertible Preferred Stock

         4.4               Form of Certificate Representing the Series E
                           Convertible Preferred Stock(incorporated by reference
                           to the same numbered exhibit to the Company's
                           Quarterly Report for the period ended June 30, 2000
                           (file no. 000-30412).
_______________________________________________________________________________
                                                                      PAGE -31-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         4.5               Form of Certificate Representing the Series F
                           Convertible Preferred Stock(incorporated by reference to the same numbered exhibit to the Company's
                           Quarterly Report for the period ended June 30, 2000
                           (file no. 000-30412).

         4.6 Statement of the Powers, Designations, Preferences and Rights of the Series D Preferred
                           Stock(incorporated by reference to the same numbered exhibit to the Company's Quarterly Report for the period ended June 30, 2000 (file no. 000-30412).

         4.7 Statement of the Powers, Designations, Preferences and Rights of the Series E Convertible Preferred
                           Stock (incorporated by reference in the same numbered exhibit to the Company's Quarterly Report on form
                           10-QSB for the period ended June 30, 2000 (file no.
                           000-30412).

         4.8 Statement of the Powers, Designations, Preferences and Rights of the Series F Convertible Preferred
                           Stock (incorporated by reference in the same numbered exhibit to the Company's Quarterly Report on form
                           10-QSB for the period ended June 30, 2000 (file no.
                           000-30412).

         10.1              Settlement Agreement and Mutual Release dated as of
                           November 14, 1997, among the Company, Keith Shaffner and CyFax, Inc. (incorporated by reference to Exhibit
                           10.4 to the Company's Registration Statement on Form
                           SB- 2, No. 333-60765, filed August 6, 1998).

         10.2 1997 Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, No.
                           333- 60765, filed August 12, 1999).

         10.3 Employment Agreement dated as of February 1, 1998, between the Company and Vincent W. Beale,
                           Sr.(incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2,
                           No. 333- 60765, filed August 6, 1998).

         10.4 Employment Agreement dated as of March 1, 1998, between the Company and David R. Hearon, Jr.
                           (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, No.
                           333-60765, filed August 6, 1998).

         10.5              Warrant dated April 13, 1998, issued to Ray C. Davis
                           (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2, No. 333-
                           60765, filed August 6, 1998).

         10.6 Employment Agreement dated as of July 22, 1998, between the Company and Bernard B. Beale
                           (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2, No.
                           333- 60765, filed August 6, 1998).

         10.7              Employment Agreement dated as of July 22, 1998,
                           between the Company and Samuel C. Beale (incorporated
                           by reference to Exhibit 10.11 to the Company's
                           Registration Statement on Form SB-2, No.
                           333-60765, filed August 6, 1998).
_______________________________________________________________________________
                                                                      PAGE -32-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         10.8 Subscription Agreement dated as of July 22, 1998, between the Company and Cynet Holdings, LLC
                           (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2, No.
                           333- 60765, filed August 6, 1998).

         10.9              Registration Rights Agreement dated as of July 22,
                           1998, between the Company and Cynet Holdings,
                           LLC(incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2, No.
                           333- 60765, filed August 6, 1998).

         10.10             Warrant dated July 22, 1998 issued to Cynet Holdings,
                           LLC (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2, No.
                           333- 60765, filed August 6, 1998).

         10.11 Employment Agreement dated as of August 26, 1998, between the Company and R. Greg Smith (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, No.
                           333-60765, filed August 12, 1999).

         10.12             First Amendment to Subscription Agreement dated July
                           31, 1999, between the Company and Cynet Holdings, LLC
                           (incorporated by reference to Exhibit 10.20 to Amendment
                           No. 1 to the Company's Registration Statement on Form
                           SB-2, No. 333-60765, filed August 12, 1999).

         10.13             Purchase and Sale Agreement as of July 31, 1999,
                           between the Company and Cynet Holdings, LLC
                           (incorporated by reference to Exhibit 10.21 to Amendment
                           No. 1 to the Company's Registration Statement on Form
                           SB-2, No. 333-60765, filed August 12, 1999).

         10.14 Form of Rescission Fund Escrow Agreement by and among the Company, First Bank Texas, N.A. and each of the Rescission Underwriters (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company's
                           Registration Statement on Form SB-2, No.333-60765, filed October 15, 1999).

         10.15             Letter Agreement dated September 22, 1999 and
                           Addendum dated October 22, 1999, among the Company,
                           GlobeWave, Inc. and Teliran Electronic Industries,
                           Inc. (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2,
                           No. 333-92099, filed December 3, 1999).

         10.16             Second Amendment to Subscription Agreement dated
                           January 12, 2000, between the Company and Cynet
                           Holdings, LLC. (incorporated by Exhibit 10.27 to the
                           Company's Annual Report on Form 10KSB, No. 000-3412, filed December 3, 1999).

         10.17             Securities Purchase Agreement dated as of January 31,
                           2000 by and between the Company and Augustine Fund, L.P. (incorporated by Exhibit 10.27 to the Company's
                           Annual Report on Form 10KSB, No. 000-3412, filed
                           December 3, 1999).

         10.18             Stock Purchase Agreement dated as of January 31, 2000
                           by and between the Company and Houston Economic
                           Opportunity Fund, L.P. (incorporated by Exhibit 10.27
                           to the Company's Annual Report on Form 10KSB, No.
                           000-3412, filed December 3, 1999).
_______________________________________________________________________________
                                                                      PAGE -33-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         10.19             Agreement dated February 16, 2000 among the Company,
                           Teliran Electronics, Ltd., and Cynet Holdings, LLC.
                           (incorporated by Exhibit 10.27 to the Company's
                           Annual Report on Form 10KSB, No. 000-3412, filed
                           December 3, 1999).

         10.20             Agreement dated March 1, 2000 between the Company and
                           Cynet Holdings, LLC. (incorporated by Exhibit 10.27 to the Company's Annual Report on Form 10KSB, No.
                           000-3412, filed December 3, 1999).

         10.21 Stock Exchange Agreement dated as of May 26, 2000 by and between the Company and Houston Economic
                           Opportunity Fund, L.P.

         10.22 Amended and Restated Registration Rights Agreement dated as of May 26, 2000 by and between the Company and Houston Economic Opportunity Fund, L.P.

         10.23             Augustine Securities Purchase Agreement dated as of
                           May 26, 2000 by and between the Company and Augustine
                           Fund, L.P.

         10.24             The Shaar Securities Purchase Agreement dated as of
                           May 26, 2000 by and between the Company and The Shaar
                           Fund, Ltd.

         10.25             Triton Securities Purchase Agreement dated as of May
                           26, 2000 by and between the Company and Triton
                           Private Equities Fund, L.P.

         10.26 Funding Agreement dated June 15, 2000 by and between the Company and American Nortel
                           Communications, Inc.

         10.27 Employment agreement dated as of August 3, 2000 between the Company and John Tollefsen.

         10.28             Securities Purchase Agreement dated as of August 8,
                           2000 by and between the Company and CPQ Holdings, Inc.

         10.29             Summary of Strategic Business Agreement Terms dated
                           August 8, 2000 by and between the Company and Compaq
                           Computer Corporation.

         10.30 Loan Agreement dated December 28, 2000 by and between the Company and Compaq Computer Corporation.

         10.31             Agreement dated February 8, 2001, among the Company,
                           AECsoft USA, Inc., and CYNET Interactive, LLC.

         21                Subsidiaries of the Company

         23                Consent of Mann, Frankfort, Stein & Lipp CPAs,
                           L.L.P.

REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS FORM 10-KSB.

_______________________________________________________________________________
                                                                      PAGE -34-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         The Company filed a Form 8-K Current Report, dated October 12, 2000, concerning the resignation of BDO Seidman, L.L.P. as the Company's independent certified public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2000                           CYNET, INC.

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

                                      By:      /s/ R. Greg Smith
                                               ---------------------------------
                                               R. Greg Smith, Chief Financial
                                               Officer
                                               (Principal Financial and
                                               Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE                   TITLE                                                  DATE
---------                   -----                                                  ----
/s/ VINCENT W. BEALE, SR.   Chairman of the Board of Directors                 April 16, 2001
--------------------------  and Chief Executive Officer
Vincent W. Beale, Sr.       (Principal Executive Officer)

/s/ BERNARD B. BEALE        Executive Vice President,                          April 16, 2001
--------------------------  Chief Operating Officer
Bernard B. Beale            and Director

/s/ R. GREG SMITH           Chief Financial Officer                            April 16, 2001
--------------------------  (Principal Financial and Accounting Officer)
R. Greg Smith

/s/ SAMUEL C. BEALE         Vice President, General Counsel                    April 16, 2001
--------------------------  and Secretary
Samuel C. Beale

/s/ WAYNE SCHROEDER         Director                                           April 16, 2001
--------------------------
Wayne Schroeder

/s/ DANIEL C. LAWSON        Director                                           April 16, 2001
--------------------------
Daniel C. Lawson

/s/ GREGORY E. WEBB         Director                                           April 16, 2001
--------------------------
Gregory E. Webb

/s/ GERALD M. MCINTOSH     Director                                           April 16, 2001
--------------------------
Gerald M. McIntosh

_______________________________________________________________________________
                                                                      PAGE -35-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
CYNET, INC. CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Certified Public Accountants...........    F-2
     Consolidated Balance Sheet...................................    F-3
     Consolidated Statements of Loss..............................    F-4
     Consolidated Statements of Capital Deficit...................    F-5
     Consolidated Statements of Cash Flows .......................    F-9
     Notes to Consolidated Financial Statements...................    F-10 - F-31

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


CYNET, Inc.
Houston, Texas


We have audited the accompanying consolidated balance sheet of CyNet, Inc. as of December 31, 2000 and the related consolidated statements of loss, capital deficit and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyNet, Inc. at December 31, 2000 and the consolidated results of their operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses for the years ended December 31, 2000 and 1999 totaling $12,309,985 and $8,303,938, respectively, and at December 31, 2000 had a capital deficit of $3,411,766. The Company will require additional working capital to develop and support its technologies and business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                        Mann Frankfort Stein & Lipp CPAs, LLP


Houston, Texas
March 30, 2001


_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                  CYNET, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                            December 31,
                                                                                                2000
                                                                                            ------------
                                                      ASSETS
                                                      ------
Current Assets:
    Cash...........................................................................           $  80,009
    Accounts receivable:
       Trade, less allowance for doubtful accounts of $90,286 .....................             318,957
       Employees...................................................................              11,961

    Inventory......................................................................             582,400
    Work in Progress...............................................................              62,200
    Prepaid expenses...............................................................             141,892
    Other current assets...........................................................              74,877
                                                                                           --------------
       Total Current Assets........................................................          $1,272,296

Property and Equipment, net (Note 3)...............................................           2,687,293
                                                                                           --------------
                                                                                            $ 3,959,589
                                                                                           ==============
                                          LIABILITIES AND CAPITAL DEFICIT
                                          -------------------------------
Current Liabilities:

   Accounts payable................................................................        $  4,937,364
   Accrued expenses................................................................             456,575
   Note Payable, including accrued interest (Note 4)...............................             777,510
   Advances from affiliates (Note 5) ..............................................             895,000
   Accrued stock and warrant rights (Note 6).......................................             173,900
   Unearned Revenues...............................................................              52,550
   Short term capital lease payable................................................              39,228
                                                                                            ------------

   Total Current Liabilities.......................................................           7,332,127
Long term capital lease payable....................................................              39,228
                                                                                            ------------
    Total Liabilities                                                                      $  7,371,355

Commitments and Contingencies (Notes 6, 8, 9 and 11)

Capital Deficit (Note 6):
   Cumulative Convertible Preferred Stock:
     Series D, non-voting, $1.25 stated value; 4,000,000 shares authorized;
       3,331,200 shares issued and outstanding.....................................        $  4,164,000
     Series E, non-voting, $1,000 stated value; 1,635 shares authorized;
       1601 shares issued and outstanding.........................................            1,601,000
      Series F, non-voting, $1,000 stated value; 2,185 shares authorized;
       2184 shares issued and outstanding.........................................            2,184,000
   Common stock:
     Class A voting, no par value; 100,000,000 shares authorized;
       30,068,893 shares issued and outstanding ...................................          21,040,380
     Class B nonvoting, no par value; 20,000,000 shares authorized;
       1,018,015 shares issued and outstanding ....................................           1,294,744
     Additional paid-in capital....................................................           3,380,985
     Outstanding warrants..........................................................           3,112,506
     Deficit.......................................................................         (40,189,381)
                                                                                           -------------
     Total Capital Deficit.........................................................          (3,411,766)
                                                                                           -------------
                                                                                           $  3,959,589
                                                                                            ============

          See accompanying notes to consolidated financial statements.

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                   CYNET, INC.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                                                     Years Ended
                                                                                                     December 31,
                                                                                              --------------------------
                                                                                                  2000          1999
                                                                                              -----------   ------------
Revenues........................................................................             $  9,120,422   $ 8,626,675

Cost of revenues................................................................                4,884,319     4,807,061
                                                                                             ------------   -----------

Gross profit....................................................................                4,236,103     3,819,614


Selling, general and administrative expenses (Notes 2 and 1)....................               12,885,098    10,223,558

Depreciation and amortization...................................................                1,498,477       930,450

                                                                                             ------------   -----------


Loss from operations............................................................              (10,147,472)   (7,334,394)

                                                                                             ------------   -----------

Other income (expense):
  Interest expense (Note 4).....................................................               (1,794,276)     (939,557)
  Interest income...............................................................                    4,082        24,902
  Other.........................................................................                 (372,319)      (54,889)
                                                                                             ------------   -----------


                                                                                               (2,162,513)     (969,544)
                                                                                             ------------   -----------



Net loss before dividends on preferred stock....................................              (12,309,985)   (8,303,938)

Deemed dividend on convertible preferred stock..................................               (2,252,940)           --
Cumulative dividend requirement on preferred stock..............................                 (370,010)           --
Dividends on preferred stock....................................................                  (23,795)      (46,304)
Accretion on redeemable Class A voting common stock-net.........................                       --      (247,299)

                                                                                             ------------   -----------


Net loss applicable to common stockholders......................................             $(14,956,730)  $(8,597,541)

                                                                                             ============   ===========


Net loss per common share - basic and assuming dilution.........................             $       (.50)  $      (.33)

                                                                                             ============   ===========

Weighted average number of common shares outstanding............................               29,756,702    25,809,272
                                                                                             ============   ===========


          See accompanying notes to consolidated financial statements.
_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                   CYNET, INC.
                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

                                                          Series                  Series                     Series
                                                            A                        B                          C
                                                         Preferred               Preferred                  Preferred
                                                          Stock                    Stock                      Stock
                                                --------------------------------------------------------------------------------
 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999     Shares      Amount       Shares        Amount       Shares         Amount
                                                --------------------------------------------------------------------------------
BALANCE, December 31, 1998                          103,500   $        -       87,349    $       -             -       $      -
Issuance of Class A common stock                          -            -            -            -             -              -
Issuance of Class A common stock on conversion
of advances from CyNet Holdings, LLC                      -            -            -            -             -              -
Reclassification of recission liability (Note 5)          -            -            -       30,000             -              -
Modification of terms of previously issued
Class B common stock warrants (Note 5)                    -            -            -            -             -              -
Acquisition of CYNET Interactive, LLC (Note 5)            -            -            -            -             -              -
Accrued dividends on preferred stock                      -            -            -            -             -              -
Issuance of Class A common stock in recission
offer                                                     -            -            -            -             -              -
Issuance of Class A common stock warrants in
recission offer                                           -            -            -            -             -              -
Reclassification and accretion of redeemable
Class A voting common stock                               -            -            -            -             -              -
Shares rescinded pursuant to the recission
offer (Note 7)                                      (37,500)     109,997      (26,517)      96,240             -              -
Cost of issuance of Class A common stock                  -            -            -            -             -              -
Net loss                                                  -            -            -            -             -              -
                                                  ---------  -----------  -----------   ----------  ------------   ------------
BALANCE, at December 31, 1999                        66,000    $ 109,997       60,832     $126,240             -       $      -
                                                  =========  ===========  ===========   ==========  ============   ============
Issuance of Class A common stock                          -            -            -            -             -              -
Issuance of Class B common stock                          -            -            -            -             -              -
Issuance of Preferred C shares                            -            -            -            -     1,600,000      1,600,000
Issuance of Preferred E shares                            -            -            -            -             -              -
Issuance of Preferred F shares                            -            -            -            -             -              -
Issuance of common stock and/or warrants for
finder's fees, consulting and other services              -            -            -            -             -              -
Conversion of notes payable into Preferred E &
F shares                                                               -            -            -             -              -
Conversion of Preferred C shares into Preferred
D shares                                                  -            -            -            -    (1,600,000)    (1,600,000)
Conversion of Class A common redeemable stock
to Preferred D shares                                     -            -            -            -             -              -
Conversion of Class B common stock to Class A
common stock                                              -            -            -            -             -              -
Conversion of Preferred A shares to Class A
common stock                                        (66,000)    (109,997)           -            -             -              -
Conversion of Preferred B shares to Class B
common stock                                              -            -      (60,832)    (126,240)            -              -
Exercises of warrants                                     -            -            -            -             -              -
Deemed dividends                                          -            -            -            -             -              -
Accretion on redeemable stock-net                         -            -            -            -             -              -
Adjustment to recission shares and related
dividends                                                 -            -            -            -             -              -
Adjustment to issuance of Class A common stock
on conversion of advances from CyNet Holdings, LLC        -            -            -            -             -              -
Net loss                                                  -            -            -            -             -              -
                                                  ---------  -----------  -----------   ----------  ------------   ------------
BALANCE, at December 31, 2000                             -   $        -            -    $       -             -       $      -
                                                  =========  ===========  ===========   ==========  ============   ============

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                   CYNET, INC.
                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

                                                    Series                      Series                  Series
                                                       D                           E                       F
                                                   Preferred                   Preferred               Preferred
                                                     Stock                      Stock                    Stock
                                                --------------------------------------------------------------------------------
 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999      Shares        Amount      Shares       Amount       Shares         Amount
                                                --------------------------------------------------------------------------------
BALANCE, December 31, 1998                                  -    $        -          -    $        -           -       $       -
Issuance of Class A common stock                            -             -          -             -           -               -
Issuance of Class A common stock on conversion
of advances from CyNet Holdings, LLC                        -             -          -             -           -               -
Reclassification of recission liability (Note 5)            -             -          -             -           -               -
Modification of terms of previously issued
Class B common stock warrants (Note 5)                      -             -          -             -           -               -
Acquisition of CYNET Interactive, LLC (Note 5)              -             -          -             -           -               -
Accrued dividends on preferred stock                        -             -          -             -           -               -
Issuance of Class A common stock in recission
offer                                                       -             -                        -           -               -
Issuance of Class A common stock warrants in
recission offer                                             -             -          -             -           -               -
Reclassification and accretion of redeemable
Class A voting common stock                                 -             -          -             -           -               -
Shares rescinded pursuant to the recission
offer (Note 7)                                              -             -          -             -           -               -
Cost of issuance of Class A common stock                    -             -          -             -                           -
Net loss                                                    -             -          -             -           -               -
                                                   -----------   -----------   --------   -----------  ----------    -----------
BALANCE, at December 31, 1999                               -    $        -          -    $        -           -       $       -
                                                   ===========   ===========   ========   ===========  ==========    ===========
Issuance of Class A common stock                            -             -          -             -           -               -
Issuance of Class B common stock                            -             -          -             -           -               -
Issuance of Preferred C shares                              -             -          -             -           -               -
Issuance of Preferred E shares                              -             -        534       534,000           -               -
Issuance of Preferred F shares                              -             -          -             -         716         716,000
Issuance of common stock and/or warrants for
finder's fees, consulting and other services                -             -          -             -           -               -
Conversion of notes payable into Preferred E &
F shares                                                    -             -      1,067     1,067,000       1,468       1,468,000
Conversion of Preferred C shares into Preferred
D shares                                            1,395,200     1,600,000          -             -           -               -
Conversion of Class A common redeemable stock
to Preferred D shares                               1,936,000     2,667,299          -             -           -               -
Conversion of Class B common stock to Class A
common stock                                                -             -          -             -           -               -
Conversion of Preferred A shares to Class A
common stock                                                -             -          -             -           -               -
Conversion of Preferred B shares to Class B
common stock                                                -             -          -             -           -               -
Exercises of warrants                                       -             -          -             -           -               -
Deemed dividends                                            -             -          -             -           -               -
Accretion on redeemable stock-net                           -      (103,299)         -             -           -               -
Adjustment to recission shares and related
dividends                                                   -             -          -             -           -               -
Adjustment to issuance of Class A common stock
on conversion of advances from CyNet Holdings, LLC          -             -          -             -           -               -
Net loss                                                    -             -          -             -           -               -
                                                   -----------   -----------   --------   -----------  ----------    -----------
BALANCE, at December 31, 2000                       3,331,200    $4,164,000      1,601    $1,601,000       2,184      $2,184,000
                                                   ===========   ===========   ========   ===========  ==========    ===========

_______________________________________________________________________________
                                        F-6

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                   CYNET, INC.
                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

                                                           Class A                   Class B
                                                         Common Stock              Common Stock        Additional
                                                -------------------------------------------------------  Paid-in
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999       Shares        Amount      Shares       Amount       Capital
                                                ------------------------------------------------------------------

BALANCE, December 31, 1998                         20,970,072    $4,116,703  3,137,803    $  700,000    $      -
Issuance of Class A common stock                    2,595,000     2,595,000          -             -           -
Issuance of Class A common stock on conversion
of advances from CyNet Holdings, LLC                1,119,472     1,119,472          -             -           -
Reclassification of recission liability (Note 5)            -             -          -             -           -
Modification of terms of previously issued
Class B common stock warrants (Note 5)                      -             -          -             -           -
Acquisition of CYNET Interactive, LLC (Note 5)              -             -          -             -     308,039
Accrued dividends on preferred stock                        -             -          -             -           -

Issuance of Class A common stock in recission
offer                                               4,490,216     6,151,598          -             -           -
Issuance of Class A common stock warrants in
recission offer                                             -             -          -             -           -
Reclassification and accretion of redeemable
Class A voting common stock                                 -    (2,420,000)         -             -           -
Shares rescinded pursuant to the recission
offer (Note 7)                                     (1,390,553)    4,742,304 (1,014,539)    2,499,119           -
Cost of issuance of Class A common stock                    -       (41,294)         -             -           -
Net loss                                                    -             -          -             -           -
                                                  -----------   -----------  ---------   -----------   ---------
BALANCE, at December 31, 1999                      27,784,207   $16,263,783  2,123,264    $3,199,119   $ 308,039
                                                  ===========   ===========  =========   ===========   =========
Issuance of Class A common stock                    1,801,802     1,873,033          -             -           -
Issuance of Class B common stock                            -             -    750,000       642,177           -
Issuance of Preferred C shares                              -             -          -             -           -
Issuance of Preferred E shares                              -             -          -             -    (190,254)
Issuance of Preferred F shares                              -             -          -             -           -
Issuance of common stock and/or warrants for
finder's fees, consulting and other services           10,000        15,000          -             -     (88,519)
Conversion of notes payable into Preferred E &
F shares                                                    -             -          -             -     968,487
Conversion of Preferred C shares into Preferred
D shares                                                    -             -          -             -           -
Conversion of Class A common redeemable stock
to Preferred D shares                              (1,766,423)            -          -             -           -
Conversion of Class B common stock to Class A
common stock                                        1,989,828     2,645,668 (1,989,828)   (2,645,668)          -
Conversion of Preferred A shares to Class A
common stock                                           66,000       109,997          -             -           -
Conversion of Preferred B shares to Class B
common stock                                                -             -     60,832       126,240           -
Exercises of warrants                                  95,989        64,500     65,356        51,875      26,993
Deemed dividends                                            -             -          -             -   2,252,940
Accretion on redeemable stock-net                           -             -          -             -     103,299
Adjustment to recission shares and related
dividends                                              18,962        68,399      8,391       (78,999)          -
Adjustment to issuance of Class A common stock
on conversion of advances from CyNet Holdings, LLC     68,528             -          -             -           -
Net loss                                                    -             -          -             -           -
                                                  -----------   -----------  ---------   -----------   ---------
BALANCE, at December 31, 2000                      30,068,893   $21,040,380  1,018,015    $1,294,744  $3,380,985
                                                  ===========   ===========  =========   ===========   =========

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                                         Warrants (1)                          Treasury Stock
                                                ---------------------------              ----------------------------
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999       Shares        Amount      Deficit       Shares       Amount       Total
                                                ---------------------------  ---------   ----------------------------  -----


BALANCE, December 31, 1998                         10,599,954      362,500  $(17,079,508)    18,041     $(317,767)   $(12,218,072)
Issuance of Class A common stock                            -            -             -          -             -       2,595,000
Issuance of Class A common stock on conversion
of advances from CyNet Holdings, LLC                        -            -             -          -             -       1,119,472
Reclassification of recission liability (Note 5)            -            -             -          -             -          30,000
Modification of terms of previously issued
Class B common stock warrants (Note 5)                      -    1,344,004             -          -             -       1,344,004
Acquisition of CYNET Interactive, LLC (Note 5)              -            -             -          -             -         308,039
Accrued dividends on preferred stock                        -            -       (46,304)         -             -         (46,304)

Issuance of Class A common stock in recission
offer                                                       -            -             -          -             -       6,151,598
Issuance of Class A common stock warrants in
recission offer                                       413,600            -             -          -             -               -
Reclassification and accretion of redeemable
Class A voting common stock                                 -            -      (247,299)         -             -      (2,667,299)
Shares rescinded pursuant to the recission
offer (Note 7)                                              -      181,933        74,388    (18,041)      317,767       8,021,748
Cost of issuance of Class A common stock                    -            -             -          -             -         (41,294)
Net loss                                                    -            -    (8,303,938)         -             -    $ (8,303,938)
                                                   ----------   ----------  ------------    -------     ---------    ------------
BALANCE, at December 31, 1999                      11,013,554   $1,888,437  $(25,602,661)         -     $       -    $ (3,707,046)
                                                   ==========   ==========  ============    =======     =========    ============
Issuance of Class A common stock                      270,270      126,967             -          -             -       2,000,000
Issuance of Class B common stock                      250,000      107,823             -          -             -         750,000
Issuance of Preferred C shares                              -            -             -          -             -       1,600,000
Issuance of Preferred E shares                        215,000      190,254             -          -             -         534,000
Issuance of Preferred F shares                              -            -             -          -             -         716,000
Issuance of common stock and/or warrants for
finder's fees, consulting and other services          700,000      475,004             -          -             -         401,485
Conversion of notes payable into Preferred E &
F shares                                              160,000      351,014             -          -             -       3,854,501
Conversion of Preferred C shares into Preferred
D shares                                                    -            -             -          -             -               -
Conversion of Class A common redeemable stock
to Preferred D shares                                       -            -             -          -             -       2,667,299
Conversion of Class B common stock to Class A
common stock                                                -            -             -          -             -               -
Conversion of Preferred A shares to Class A
common stock                                                -            -             -          -             -               -
Conversion of Preferred B shares to Class B
common stock                                                -            -             -          -             -               -
Exercises of warrants                                (207,375)     (26,993)            -          -             -         116,375
Deemed dividends                                            -            -    (2,252,940)         -             -               -
Accretion on redeemable stock-net                           -            -             -          -             -               -
Adjustment to recission shares and related
dividends                                                   -            -       (23,795)         -             -         (34,395)
Adjustment to issuance of Class A common stock
on conversion of advances from CyNet Holdings, LLC          -            -             -          -             -               -
Net loss                                                    -            -   (12,309,985)         -             -     (12,309,985)
                                                   ----------   ----------  ------------    -------     ---------    ------------
BALANCE, at December 31, 2000                      12,401,449   $3,112,506  $(40,189,381)         -     $       -    $ (3,411,766)
                                                   ==========   ==========  ============    =======     =========    ============

          (1) Outstanding warrants consisted of the following at December 31:

                                           1999                     2000
                                           ----                     ----
                                      Shares    Amount      Shares        Amount
                                   ---------   --------   ----------     --------
Class A common stock warrants       8,462,600 $  181,933   9,077,370   $  921,300
Class B common stock warrants       2,550,954 $1,706,504   3,324,079   $2,191,206
                                    --------- ----------   ---------   ----------
                                   11,013,554 $1,888,437   12,401,449  $3,112,506
                                   ========== ==========   ==========  ==========

          See accompanying notes to consolidated financial statements.

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                   CYNET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                                                                           Years Ended
                                                                                                           December 31,
                                                                                                 -----------------------------
                                                                                                      2000            1999
                                                                                                 -------------    ------------
Cash flows from operating activities:
Net loss ...............................................................................         $(12,309,985)   $ (8,303,938)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.......................................................            1,498,477         930,450
    Amortization of debt discount.......................................................            1,355,145              --
    Loss on disposal of property and equipment..........................................                 (468)         31,628
    Provision for bad debts.............................................................              207,063         200,272
    Stock and warrants issued for compensation and services.............................                   --       1,344,004
    Stock and warrant rights issued for loan costs and services.........................               35,000          65,748
    Adjustment to recission offer.......................................................              (10,600)             --
    Registration penalty due in stock...................................................              123,900              --
    Write off of employee advances to compensation expense..............................               84,806              --
    Loss on conversion of debt..........................................................              250,429              --
    Warrants issued for services rendered...............................................              320,737              --
    Expensing of deferred offering costs pursuant to the rescission offer...............                   --         712,567
    Changes in assets and liabilities:
      Accounts receivable...............................................................             (220,116)       (126,763)
      Inventory.........................................................................             (582,400)             --
      Prepaid expenses and other assets.................................................             (236,989)         11,865
      Accounts payable and accrued expenses.............................................            2,296,171         539,156
                                                                                                 ------------    ------------
   Net cash used in operating activities...............................................            (7,188,830)     (4,595,011)
                                                                                                 ------------    ------------
Cash flows from investing activities:
   Purchase of property and equipment..................................................              (950,150)       (349,678)

   Proceeds from sale of property and equipment........................................               125,581          37,000
                                                                                                 ------------    ------------
   Net cash used in investing activities...............................................              (824,569)       (312,678)
                                                                                                 ------------    ------------
Cash flows from financing activities:
   Issuance of common stock - Class A, net of issuance costs...........................             1,000,000       8,705,302
   Issuance of common stock - Class B, net of issuance costs...........................               750,000              --
   Issuance of preferred stock - Class D, net of issuance costs........................             1,600,000              --
   Issuance of preferred stock - Classes E&F, net of issuance costs....................             1,869,500              --
   Proceeds from note payable and advances.............................................             3,720,000       1,119,472
   Proceeds from warrants and options exercised........................................               131,375              --
   Payments on note payable............................................................              (775,000)         (7,512)
   Payment of cash dividends...........................................................              (385,348)             --
   Payment of rescission liability.....................................................                    --      (4,781,699)
                                                                                                 ------------    ------------
   Net cash provided by financing activities...........................................             7,910,527       5,035,563
                                                                                                 ------------    ------------
Net increase (decrease) in cash........................................................              (102,872)        127,874
   Cash, beginning of period...........................................................               182,881          55,007
                                                                                                 ------------    ------------
   Cash, end of period.................................................................          $     80,009    $    182,881
                                                                                                 ============    ============

          See accompanying notes to consolidated financial statements.
_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                   CYNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of CYNET, Inc., and its wholly-owned subsidiaries Worldwide Marketing, Inc. formed April 24, 1998 and CyNet Interactive, LLC, acquired in July 1999. All significant intercompany accounts and transactions have been eliminated. CYNET, Inc., Worldwide Marketing, Inc., CyNet Interactive, LLC and the LLCs are referred to herein as the Company. During 1998, the Company dissolved each of the LLCs.

         The Company is an Internet business solutions provider integrating full convergent messaging services with wireless product offerings. The Company's products and services are convergent messaging which includes Fax, Data, E-Mail and Mobile Messaging, and wireless products which include the CYNET CYPAQ PocketPack and Complete Cell Phone/Modem.

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

         Having built a reputation for high performance in communications through its fax services, the Company responded to the rapid growth and popularity of e-mail and the Internet as a primary communications medium and set out to become a full service Internet messaging provider. In 1998, the Company added to its product offering HYPERWEB, its e-mail-to-fax service; and HYPERMAIL, its fax-to-e-mail service. To further enhance its messaging services, the Company, through its subsidiary Worldwide Marketing Services, Inc., also added enhancement services such as list procurement. These additional services enabled the Company to sell complete messaging solutions with end-to-end control of the solution.

         In July 1999, the Company acquired CyNet Interactive, LLC from CyNet Holdings, LLC, at the time a 56.2% stockholder of the Company, prior to the rescission offer and rescission financing, (see Note 5). The acquisition of CyNet Interactive, LLC by the Company was intended to expand its messaging and broadcast enhancement services to include web site design, Internet application development for e-commerce and other Internet-based applications, and web site hosting.

           The Company discovered during the year 2000 that by focusing on its core competencies, convergent messaging and wireless product solutions, the Company will be better able to conquer the burgeoning unified messaging and wireless solutions markets. These competencies will provide the foundation & strength from which the Company will grow. They will provide the Company the ability to furnish the quality products and services customers have grown to expect.

           As an Application Service Provider, the Company is leading the convergence of technologies associated with dialer software, messaging software and wireless tools. Not only from an IT perspective, but from a market perspective as well, the Company is the lead developer in the convergent messaging niche including voice, e-mail, fax and data messaging, wireless Internet connectivity and list management services.

           The Company's management maintains that its solutions selling approach allows the Company to effectively deliver its customers' messages irrespective of the transmission medium and will continue to pursue sales via the bundling of convergent messaging and wireless product solutions in the future.

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

INVENTORY

           Inventory consists of wireless cell/modems and is stated at the lower of cost or market using the first-in, first-out (FIFO)method. Inventory was written down during 2000 by $565,350 due to lower price initiatives by competitors.

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

INCOME TAXES

         Deferred income taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities (see Note
8). The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

 RESEARCH AND DEVELOPMENT

         Expenditures for research and development of telecommunication technology as it relates to fax broadcasting and to various customer interface and application needs are charged to expense as incurred. For the years ended December 31, 2000 and 1999, research and development expenditures were approximately $2,008,000 and $755,000, respectively.

REVENUE RECOGNITION

         Messaging service revenues are recognized as services are performed. Wireless product revenues are recognized when shipped to the customer. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. The Company also earned revenue from fees relating to web site design, Internet application development for e-commerce and other Internet-based applications, and web site hosting. These fees are recognized as revenue once the related activities have been performed and the project is complete.

GOODWILL

         Goodwill recorded in connection with the acquisition of CyNet Interactive, LLC (see Note 5) was being amortized using the straight-line method over three years during the years ended December 31, 1999 and 2000. The goodwill of $95,221 was written off as of December 31, 2000 in anticipation of the agreement between the Company and AECsoft dated February 8, 2001. See NOTE 12.

LOSS PER COMMON SHARE

         The Company is required to provide basic and dilutive earnings
(loss) per common share information.

         The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

         Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2000 and 1999, potential dilutive

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

         These securities at December 31, 2000 and 1999 were as follows:

                                                                                      2000            1999
                                                                                   ----------     -----------
                                                                                     (shares)        (shares)
            Conversion of Series A preferred stock - Class A....................            -            66,000
            Conversion of Series B preferred stock - Class B....................            -            60,832
            Conversion of Series D preferred stock - Class A....................     3,331,200                -
            Conversion of Series E preferred stock - Class A....................     2,225,166                -
            Conversion of Series F preferred stock - Class A....................     2,225,166                -
            Incentive stock option plan - Class A...............................     3,605,000        2,176,249
            Stock warrants outstanding - Class A................................     9,077,370        8,462,600
            Stock warrants outstanding - Class B ...............................     3,324,079        2,550,954
                                                                                    ----------     ------------
                                                                                    23,787,981       13,316,635
                                                                                    ==========       ==========

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

RISKS AND UNCERTAINTIES

         The Company is subject to the business risks inherent in the telecommunications industry. These risks include, but are not limited to, a high degree of competition within the telecommunications industry and continuous technological advances. Future technological advances in the telecommunications industry may result in the availability of new services or products that could compete with the enhanced messaging services and wireless products and services currently provided by the Company or decreases in the cost of existing products or services that could enable the Company's established or potential customers to fulfill their own needs for enhanced messaging services and wireless products more cost efficiently. There can be no assurance that the Company would not be adversely affected in the event of such technological change.

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

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

         For the years ended December 31, 2000 and 1999, the Company incurred net losses totaling $12,309,985 and $8,303,938, respectively, and at December 31, 2000 had a capital deficit of $3,411,766. Because of these recurring losses, the Company will require additional working capital to develop and support its technologies and business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support the Company's working capital requirements.

           Subsequent the year ended December 31, 2000, the Company raised an additional $450,000 (less legal costs) through debt financing initiated and partially funded prior to year end. See NOTE 5 RELATED PARTY TRANSACTIONS below. In addition, the Company received additional cash advances totaling $385,000 from CyNet Holdings, LLC, and repaid $125,500 to CyNet Holdings, LLC during the first quarter of 2001.

         Additionally, the Company intends to raise additional working capital through either private placements, public offerings and/or bank financing. As of March 1, 2001, the Company is in discussions with several investors and lending institutions, however no definitive agreements have been reached.

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

NOTE 3 - PROPERTY AND EQUIPMENT

         At December 31, 2000, property and equipment consisted of the following:

                                                                                   Estimated Useful
                                                                                    Lives (Years)         Amount
                                                                                    -------------      -------------
         Computer equipment................................................               3-5        $   3,263,239
         Computer software.................................................               5              1,074,250
         Furniture and fixtures............................................               7                612,646
         Telephone and electrical equipment................................               3-5              430,203
         Automobiles.......................................................               5                129,113
         Leasehold improvements............................................               5                242,453
          Capital leases...................................................               2                 78,455
                                                                                                       -------------
                                                                                                     $   5,830,359
         Less - accumulated depreciation and amortization..................                          $   3,143,066
                                                                                                     $   2,687,293
                                                                                                       =============

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

NOTE 4 - NOTES PAYABLE

           On January 31, 2000, the Company entered into a securities purchase agreement with a non-related entity. In accordance with the agreement the Company issued a $1,600,000 Series A (8%) Convertible promissory note. The promissory note bore interest at 8% payable quarterly in cash or common stock beginning June 30, 2000, with outstanding principal and interest due January 31, 2002. At the holders' option at any time commencing at the earlier of the effective date of the registration statement or May 30, 2000, the original face amount of the note or a portion could be converted into the Company's Class A common stock at a per share conversion rate equaled to the lesser of (1) 110% of the average of the closing bid prices for the Company's Class A common stock five trading days prior to January 31, 2000 or (2) 75% of the average of the three lowest closing bid prices for the Company's Class A common stock thirty trading days immediately preceding the conversion date.

         On issuance of the promissory note the Company recorded a debt discount of approximately $1,250,000 to record the effect of the beneficial conversion rate of the promissory note at date of issuance. The debt discount was amortized as a non-cash charge to interest expense from the date the promissory note was issued to the first date the promissory note is eligible for conversion. Accordingly, the Company incurred a non-cash interest charge of approximately $625,000 in each of the first and second quarters of 2000.

         In addition, the Company issued the note holder a warrant to purchase 160,000 shares of the Company's Class A common stock at a per share price equaled to 120% of the average of the closing bid prices of the Company's Class A common stock five trading days prior to January 31, 2000. The warrant vested immediately and expires January 31, 2003. At the date of issuance the Company recorded a debt discount of approximately $350,000 for the value of the warrant. The debt discount was amortized as a non-cash charge to interest expense until the Company and the note holder entered into a subsequent agreement during 2000 discussed below. As of the date of the subsequent agreement, the remaining debt discount was immediately written off to interest expense.

         In association with the issuance of this promissory note the Company paid finders fees totaling $145,000, which consisted of issuance of 10,000 shares of the Company's Class A common stock valued at $15,000 and a cash payment of $130,000.

           During 2000, the debt was converted to Preferred Series E&F through a subsequent equity financing agreement. See NOTE 7- CAPITAL below.

           On December 28, 2000, Compaq, a Class A common shareholder, and the Company entered into an agreement pursuant to which Compaq made a secured loan to the Company for $750,000. As of December 31, 2000, $350,000 of the funds related to the note had been received by the Company. The loan has been in default as of February 7, 2001. The outstanding balance of the loan as of December 31, 2000 was classified as a current liability in the Company's consolidated balance sheet.

           In August 1998, the Company entered into a five-year agreement with an early cancellation provision to sell certain of its eligible accounts receivable, on a revolving basis to a non-affiliated entity. The Company continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivables, including the receivables sold. The Company agreed to pay a finance charge on the accounts receivable sold at rates ranging from 5% to 34.01% based on the aging of the receivables. However, the Company has not been remitting the collection of the sold accounts receivable to the factoring agent and has been using the agreement as a line of credit and is paying finance charges of approximately 5% per month (60% annually) on the advances. For the year ended December 31, 2000 and 1999, the Company incurred finance charges of $169,120 and $154,366, respectively. As of December 31, 2000 the note payable was $421,695, including accrued finance charges of $21,965.

           As of December 31, 2000, there were other notes payable balances at various interest rates totaling $5,815.

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

NOTE 5 - RELATED PARTY TRANSACTIONS

           Related party transactions for the year ended December 31, 2000 are as follows:

              (a) During 2000, the Company was advanced $1,670,000 from
                  CyNet Holdings, LLC for working capital. The unsecured advances were non-interest bearing and due on demand. As of December 31, 2000, the Company owed CyNet Holdings $895,000.


              (b) During 2000, the Company received $350,000 less legal fees of a $750,000 promissory note with 750,000 detachable warrants at an exercise price of $1.00 per share issued to a shareholder. The remaining balance OF $400,000 was received in January 2001. Interest on the note is 10% and is due on demand. See Note 12.


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

NOTE 6 - CAPITAL

COMMON STOCK

         The Company is authorized to issue up to 120,000,000 shares of its no par value common stock of which 100,000,000 shares have been designated as Class A voting common stock and 20,000,000 shares have been designated as Class B non-voting common stock. The holders of shares of Class A common stock are entitled to one vote for each share on all matters submitted to a vote of stockholders. Holders of Class B common Stock are entitled under the Texas Business Corporation Act to vote in connection with the voluntary dissolution of the Company but have no voting privileges with respect to other matters. The holders of both Class A and Class B common stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors from time to time out of legally available funds. Upon liquidation or dissolution of the Company, the holders of both Class A and Class B common stock are entitled to share ratably in all assets of the Company that are legally available for distribution, after payment of all debts and other liabilities and subject to the priority rights of any holders of preferred stock then

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

outstanding. Holders of Class A and Class B common stock have no preemptive rights to acquire new securities issued by the Company and have no rights to convert their common stock into any other securities of the Company.

CLASS A COMMON STOCK

           On August 8, 2000, for a combined consideration of cash, equipment and future equipment credit, the Company issued to CPQ Holdings, Inc., a wholly-owned subsidiary of Compaq Computer Corporation ("Compaq"), 1,801,802 shares of Class A Common Stock and three-year warrants to purchase 270,270 shares of Class A Common Stock. In connection with their investment, Compaq and the Company entered into an agreement contemplating that Compaq equipment will be used to deliver certain of the Company's products and services.

           On May 26, 2000, the Company issued to Delano Securities Group five-year warrants to purchase 100,000 shares of the Company's Class A Common Stock at an exercise price of $1.76 per share as part of Delano Securities Group's compensation for arranging the Company's financing transactions with Augustine, The Shaar Fund Ltd. and Triton Private Equities Fund, L.P.

           Additionally, 66,000 shares of Series A preferred and 1,989,828 shares of Class B common were converted to 66,000 and 1,989,828 shares of Class A common, respectively, during the year ended December 31, 2000 under the mandatory conversion option elected at the Company's discretion.

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

       During the years ended December 31, 1999, the Company sold 3,714,472 shares of common stock at $1.00 per share to CyNet Holdings, LLC, a related entity.

CLASS B COMMON STOCK

           On June 15, 2000, the Company entered into an agreement with American Nortel Communications, pursuant to which the Company agreed to issue American Nortel Communications 750,000 shares of Class B Common Stock and three-year warrants to purchase 250,000 shares of Class B Common Stock at an exercise price of $1.50 per share for $750,000 paid to the Company by American Nortel Communications.

           During the year ended December 31, 2000, 1,989,828 shares of Class B common were converted to Class A common shares under the mandatory conversion option elected at the Company's discretion. Additionally, 60,832 shares of Series B preferred were converted to 60,832 shares of Class B common during the year ended December 31, 2000 under the mandatory conversion option elected at the Company's discretion.

           During the year ended December 31, 1999, in association with the completion of the rescission offer, the Company purchased and retired 1,014,539 shares of Class B common stock for $2,376,999, not including interest and dividends paid. See Rescission Offer below.

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         At December 31, 2000, the Company had common stock reserved for future issuance as follows:

                                                                                                      2000
                                                                                                 ------------
                                                                                                    (shares)
         Stock rights - Class A..............................................                        360,000
         Incentive stock option plan - Class A...............................                      3,605,000
         Stock warrants outstanding - Class A................................                      9,077,370
         Stock warrants outstanding - Class B................................                      3,324,079
                                                                                                 ------------
                                                                                                  16,366,449
                                                                                                 ============

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

         LIQUIDATION RIGHTS. In the event of liquidation or dissolution of the

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

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

           During the year ended December 31, 2000, the remaining outstanding 66,000 shares of previously issued Series A preferred stock were converted into 66,000 shares of Class A common stock at a conversion rate of one share of Class A common stock for each share of Series A Preferred stock. Subsequent to the conversion, no shares of Series A preferred remain outstanding.

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

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

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

           During the year ended December 31, 2000, 60,832 shares of previously issued Series B preferred stock were converted into 60,832 shares of Class B common stock at a conversion rate of one share of Class B common stock for each share of Series A Preferred stock. Subsequent to the conversion, no shares of Series B preferred remain outstanding.

           During the year ended December 31, 1999, in association with the completion of the rescission offer, the Company purchased and retired 26,517 shares of Series B preferred stock for $109,500, not including interest and dividends paid. See Rescission Offer below.

SERIES C PREFERRED STOCK

         The Company is authorized to issue a total of 1,600,000 shares of Series C preferred stock. The preferred stock is non-voting, has a $1.09 per share stated value and are entitled to no dividends except liquidating dividends. Attributes of the Series C preferred stock are discussed below:

         RANKING. The Series C preferred stock is senior to the Company's common and Series D preferred stock with respect to dividends and rights upon liquidation or dissolution of the Company. As long as any Series C preferred stock is outstanding, the Company will not be entitled to authorize or issue any class of securities that is senior to or on parity with the Series C preferred stock without the approval of holders of at least 66-2/3% of the Series C preferred stock.

         VOTING RIGHTS. Holders of Series C preferred stock are not entitled to vote.

         DIVIDEND RIGHTS. The holders of Series C preferred stock are not entitled to dividends except liquidating dividends.

         CONVERSION AND MANDATORY CONVERSION. The shares of Series C preferred are not convertible at the option of the shareholder or the Company.

         LIQUIDATION RIGHTS. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series A preferred stock are entitled to receive, out of the remaining net assets of the Company available for distribution to stockholders before any distribution or payment made to holders of common stock or Series B preferred stock other junior capital stock, the Series C preferred stock call redemption price of (i)$1.09 per share from the date of issuance through July 31, 2000, (ii) $1.18 per share from August 1, 2000 through January 31, 2001,
(iii) $1.31 per share from February 1, 2001 through July 31, 2001, (iv) $1.45 from August 1, 2001 through January 31, 2002, (v) $1.64 from February 1, 2002 through July 31, 2002, and (vi) $1.86 on and after August 1, 2002. Upon payment of the full amount of the Series C preferred stock stated value, the holders of Series C preferred stock shall not be entitled to any further participation in any distribution of assets of the Company.

           During the year ended December 31, 2000, the Company issued 1,600,000 shares of Series C preferred in a private placement. Shortly thereafter, the directors of the Company determined it was desirable to exchange these shares into Series D preferred shares at an exchange value of $1.09 per share of Series C preferred and

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

$1.25 per share of Series D preferred resulting in the issuance of 1,395,200 shares of Series D preferred as described below.

SERIES D PREFERRED STOCK

         The Company is authorized to issue a total of 4,000,000 shares of Series D preferred stock. The preferred stock is non-voting, has a $1.25 per share stated value and has an annualized dividend rate of $0.1125 per share. Attributes of the Series D preferred stock are discussed below:

         RANKING. The Series D preferred stock ranks pari passu to the Company's Series E preferred shares and senior to any other capital stock of the organization with respect to dividends and rights upon liquidation or dissolution of the Company. As long as any Series D preferred stock is outstanding, the Company will not be entitled to authorize or issue any class of securities that is senior to or on parity with the Series D preferred stock without the approval of holders of at least 66-2/3% of the Series D preferred stock.

         VOTING RIGHTS. Holders of Series D preferred stock are entitled to vote, in person or by proxy, at a special or annual meeting of stockholders, on all matters entitled to be voted on by holders of Class A common stock voting together as a single class with other shares entitled to vote thereon. With respect to any such vote, each share of Series D preferred stock shall entitle the holder to cast that number of votes per share equal to the number of votes that such holder would be entitled to cast had such holder converted its shares of Series D preferred into shares of Class A common on the record date for determining the stockholders of the Company eligible to vote on any such matters. Series D preferred shareholders shall not be entitled to vote as a separate class.

         DIVIDEND RIGHTS. The holders of Series D preferred stock are entitled to receive out of funds of the Company legally available, dividends at an annual rate of $0.1125 per share, payable quarterly in arrears in four equal installments of $0.028125 on January 1, April 1, June 1 and October 1 of each year. Dividends accrue and accumulate from the date of first issuance and are paid to holders of record as they appear on the books of the Company as of the record date of the last day of December, March, May, and September in each year which immediately precedes each respective dividend payment date. Accumulation of dividends does not bear interest. So long as the Series D preferred stock is outstanding, the Company may not declare or pay any dividends on the common stock or other stock unless the full cumulative dividends on the Series D preferred stock have been paid in full.

         CONVERSION. Shares of Series D preferred stock are convertible by the holder at any time on or after the date of into shares of Class A common stock at a conversion rate of 1.0. Any accrued and unpaid dividends will be paid to holders of the Series A preferred stock at the time of conversion.

         LIQUIDATION RIGHTS. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series D preferred stock are entitled to receive, out of the remaining net assets of the Company available for distribution to stockholders before any distribution or payment made to holders of common stock or Series B or Series F preferred stock other junior capital stock, the Series D preferred stock liquidation preference value of $1.51 per share plus any declared and unpaid dividends. Upon payment of the full amount of the Series D preferred stock stated value plus any unpaid dividends, the holders of Series D preferred stock shall not be entitled to any further participation in any distribution of assets of the Company.

           On January 31, 2000, the Company exchanged 1,766,423 shares of Class A common for 1,766,423 shares of Series D preferred. In exchange for eliminating the Company's obligation to the Series D preferred shareholders put option on Class A common shares issued in 1999, an additional 169,577 shares of Series D preferred were issued to the investor.

           On May 26, 2000, the Company exchanged 1,600,000 shares of Series C preferred for Series D preferred shares at an exchange value of $1.09 per share of Series C

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

preferred and $1.25 per share of Series D preferred resulting in the issuance of 1,395,200 Series D preferred shares.

SERIES E PREFERRED STOCK

         The Company is authorized to issue a total of 1,635 shares of Series E preferred stock. The preferred stock is non-voting, has a $1,000 per share stated value and has an annualized dividend rate of 8% per annum. Attributes of the Series E preferred stock are discussed below:

         RANKING. The Series E preferred stock ranks pari passu to the Company's Series D preferred shares and senior to any other capital stock of the organization with respect to dividends and rights upon liquidation or dissolution of the Company. As long as any Series E preferred stock is outstanding, the Company will not be entitled to authorize or issue any class of securities that is senior to or on parity with the Series E preferred stock without the approval of holders of at least 66-2/3% of the Series E preferred stock.

         VOTING RIGHTS. Holders of Series E preferred stock are not entitled to vote.

         DIVIDEND RIGHTS. The holders of Series E preferred stock are entitled to receive out of funds of the Company legally available, dividends at an annual rate of 8% per annum, payable semi-annually in arrears in two equal installments of $40 on June 30 and December 31 of each year. Dividends accrue and accumulate from the date of first issuance and are paid to holders of record as they appear on the books of the Company as of the record date of the last day of May and November in each year which immediately precedes each respective dividend payment date. Accumulation of dividends does not bear interest. So long as the Series E preferred stock is outstanding, the Company may not declare or pay any dividends on the common stock or other stock unless the full cumulative dividends on the Series E preferred stock have been paid in full.

         CONVERSION AND MANDATORY CONVERSION. Shares of Series E preferred stock are convertible by the holder at any time on or after the date of issuance at a conversion price per share of Class A common equal to the lesser of: (i) 110% of the lowest of the closing bid prices for the Class A common shares on the OTCBB for the five trading days immediately preceding the closing date, or (ii) 75% of the market price; provided that, if the registration statement has not been declared effective on or before August 26, 2000, then the conversion percentage shall decrease by 2% for each month or partial month in which the said registration statement has not been declared, or does not remain, effective; if such registration statement has not been declared and does not remain effective on the date which is one year after the closing date and until the Series E preferred shares have been redeemed or converted in full, then the conversion percentage shall be 50%. On May 26, 2003, the Company will convert all Series E preferred shares outstanding at the conversion price utilizing the stated value plus accrued or unpaid dividends as the value of each share of Series E preferred, into shares of Class A common for resale in open market transactions on the registration statement which will then be effective under the Securities Act.

         LIQUIDATION RIGHTS. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series E preferred stock are entitled to receive per share, out of the remaining net assets of the Company available for distribution to stockholders with Series D preferred and before any distribution or payment made to holders of other capital stock and amount equal to the sum of (i) the stated value, plus (ii) am amount equal to 30% of such stated value, plus
(iii) the aggregate of all accrued and unpaid dividends until the most recent dividend payment due date; provided that, in the event of an actual liquidation the amount in clause (iii) above shall be calculated by including accrued and unpaid dividends to the actual date of such liquidation, dissolution or winding up, rather than the dividend payment due date referred to above. Upon payment of the full amount of the Series E preferred stock stated value plus any unpaid dividends, the holders of Series E preferred stock shall not be entitled to any further participation in any distribution of assets of the Company.

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

            On May 26, 2000, a $1.6 million Series A 8% convertible note issued by the Company and additional investor financing of $2,150,000 in cash were converted into Series E and Series F preferred shares. The total number of Series E preferred shares issued were 1,601 valued at $1,601,000. In association with the E and F shares issued, a deemed dividend totaling $2.3 million was booked to equity associated with the beneficial conversion feature.

SERIES F PREFERRED STOCK

 The Company is authorized to issue a total of 2,185 shares of Series F preferred stock. The preferred stock is non-voting, has a $1,000 per share stated value and has an annualized dividend rate of 8% per annum. Attributes of the Series F preferred stock are discussed below:

         RANKING. The Series F preferred stock ranks junior to the Company's Series D and E preferred shares and senior to any other capital stock of the Company with respect to dividends and rights upon liquidation or dissolution of the Company. As long as any Series F preferred stock is outstanding, the Company will not be entitled to authorize or issue any class of securities that is senior to or on parity with the Series F preferred stock without the approval of holders of at least 66-2/3% of the Series F preferred stock.

         VOTING RIGHTS. Holders of Series F preferred stock are not entitled to vote.

         DIVIDEND RIGHTS. The holders of Series F preferred stock are entitled to receive out of funds of the Company legally available, dividends at an annual rate of 8% per annum, payable semi-annually in arrears in two equal installments of $40 on June 30 and December 31 of each year. Dividends accrue and accumulate from the date of first issuance and are paid to holders of record as they appear on the books of the Company as of the record date of the last day of May and November in each year which immediately precedes each respective dividend payment date. Accumulation of dividends does not bear interest. So long as the Series F preferred stock is outstanding, the Company may not declare or pay any dividends on the common stock or other stock unless the full cumulative dividends on the Series F preferred stock have been paid in full.

         CONVERSION AND MANDATORY CONVERSION. Shares of Series F preferred stock are convertible by the holder at any time on or after the date of issuance at a conversion price per share of Class A common equal to the lesser of: (i) 110% of the lowest of the closing bid prices for the Class A common shares on the OTCBB for the five trading days immediately preceding the closing date, or (ii) 75% of the market price; provided that, if the registration statement has not been declared effective on or before August 26, 2000, then the conversion percentage shall decrease by 2% for each month or partial month in which the said registration statement has not been declared, or does not remain, effective; if such registration statement has not been declared and does not remain effective on the date which is one year after the closing date and until the Series F preferred shares have been redeemed or converted in full, then the conversion percentage shall be 50%. On May 26, 2003, the Company will convert all Series F preferred shares outstanding at the conversion price utilizing the stated value plus accrued or unpaid dividends as the value of each share of Series F preferred, into shares of Class A common for resale in open market transactions on the registration statement which will then be effective under the Securities Act.

         LIQUIDATION RIGHTS. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series F preferred stock are entitled to receive per share, out of the remaining net assets of the Company available for distribution to stockholders after Series D and E preferred but before any distribution or payment made to holders of other capital stock and amount equal to the sum of
(i) the stated value, plus (ii) am amount equal to 30% of such stated value, plus (iii) the aggregate of all accrued and unpaid dividends until the most recent dividend payment due date; provided that, in the event of an actual liquidation the amount in clause (iii) above shall be calculated

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

by including accrued and unpaid dividends to the actual date of such liquidation, dissolution or winding up, rather than the dividend payment due date referred to above. Upon payment of the full amount of the Series F preferred stock stated value plus any unpaid dividends, the holders of Series F preferred stock shall not be entitled to any further participation in any distribution of assets of the Company.

           On May 26, 2000, a $1.6 million Series A 8% convertible note issued by the Company and additional investor financing of $2,150,000 in cash were converted into Series E and Series F preferred shares. An additional 35 shares valued at $35,000 were issued in lieu of interest on the note payable due at the time of conversion. The total number of Series F preferred shares issued was 2,184 valued at $2,184,000 In association with the E and F shares issued, a deemed dividend totaling $2.3 million was booked to equity associated with the beneficial conversion feature.

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

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

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

        One of the agreements entered into by the Company discussed above contains a put option. In accordance with the agreement, this stand-by investor, who committed to fund $2,420,000 of the rescission financing, can put its shares back to the Company by the anniversary date of the expiration of the rescission offer at a $1.51 per share. Accordingly, the $2,420,000 was immediately accreted up to $2,667,299 to reflect the put option and classified outside of the equity section as mezzanine capital until such time the put option has expired. In addition, in August 1999 the Company entered into an agreement with a related entity of the stand-by investor to provide financial advisory services to the Company. In accordance with the agreement the related entity received warrants to purchase 413,600 shares of the Company's Class A common stock. The warrants have an exercise price of $2.00 per share, vest immediately and expire three years from issuance.

COMMON STOCK OPTIONS AND WARRANTS

         During the year ending December 31, 2000, the Company issued warrants attached to equity and debt financing totaling 895,270. Of these, 160,000 were granted January 31, 2000 at an exercise price of $7.98 in association with issuance a promissory note, 215,000 were granted May 26, 2000 at an exercise price of $1.76 in association with issuance of Series E&F Preferred shares, 250,000 were granted June 15, 2000 at an exercise price of $1.50 in association with issuance of Class B common shares, and 270,270 were granted August 8, 2000 at an exercise price of $1.21 in association with issuance of Class A common shares. The Company additionally issued warrants as compensation for finder's fees, consulting and other services during the year totaling 700,000. Of these, 100,000 were granted May 26, 2000 at an exercise price of $1.76, 500,000 were granted July 25, 2000 at an exercise price of $1.50, and 100,000 were granted August 1, 2000 at an exercise price of $1.00. Throughout the year, warrants were exercised in exchange for common shares totaling 207,375 at an exercise price of $1.00 per share.

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

         During the year ended December 31, 1997, the Company's Board of

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

Directors approved and the Company adopted the 1997 Incentive Stock Option Plan (the Plan) which was amended and restated effective July 1999. The Plan provides for the granting of Class A common stock options to key employees of the Company. Within certain limitations provided by the Plan, such options may include provisions regarding vesting, exercise price, the amount of each grant and other terms as shall be approved by the Board of Directors or by a committee designated by the Board of Directors. Options granted under the Plan may be either options that qualify as "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or those that do not qualify as such "incentive stock options" ("non-qualified options"). The Plan, which permits up to 5,000,000 shares of the Company's Class A Common Stock to be issued, terminates on October 19, 2007.

         A summary of the Company's stock option plan for the years ended December 31, 2000 and 1999 is presented below:

                                                               2000                              1999
                                                    -------------------------      ----------------------------
                                                                   Weighted                        Weighted
                                                                    Average                         Average
                                                                   Exercise                         Exercise
                                                        Shares       Price           Shares           Price
                                                 -------------   -------------      ----------    --------------
         Options outstanding at
           beginning of year.....................     2,148,750     $    .63        1,793,750      $     .39
         Options granted.........................     1,745,000         1.08          585,000           1.28
         Options exercised.......................             -            -                -              -
         Options cancelled.......................      (288,750)         .81         (230,000)           .39
                                                 --------------   -------------      ----------    ------------
         Options outstanding at
           end of year...........................     3,605,000          .84        2,148,750      $     .63
                                                 ==============   =============    =============   =============
         Options exercisable......................    1,552,917          .56        1,077,083      $     .39
                                                 ==============   =============    =============   =============
         Weighted-average fair value of
           options from during the year..........                   $    .75                       $     .62
                                                                  =============                    =============

         The following table summarizes information about stock options outstanding at December 31, 2000:

                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
-------------------------------------------------------- ---------------------------
                                Weighted Average Weighted                   Weighted
  Range of          Number         Remaining     Average       Number       Average
  Exercise        Outstanding     Contractual    Exercise    Exercisable    Exercise
   Prices         At 12/31/00         Life        Price      At 12/31/00      Price
---------------  --------------  ------------- -----------  -------------  ---------
$ .21 - $ .40      1,621,250          3.9          $ .39      1,277,917       $ .39
$ .69 - $ .98        360,000          9.7          $ .86              -           -
$1.09 - $1.51      1,623,750          9.3          $1.28        275,000       $1.34
                   ---------                                    -------
                   3,605,000                                  1,552,917

         SFAS 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1999:

                                                       2000            1999
                                                   ------------    ------------
Dividend yield...............................         0%               0%
Expected volatility..........................        70%              60%
Risk-free interest rate......................         6%               6%
Expected lives...............................       5 years         5 years

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and loss per share would have been revised to the pro forma amounts indicated below:

                                                                                         For the Years Ended
                                                                                             December 31,
                                                                                     ---------------------------
                                                                                         2000            1999
                                                                                     -----------    ------------
         Net loss applicable to common stockholders:
              As reported..............................................              $(14,956,730)    $(8,597,541)
                                                                                     ============   =============
              Pro forma................................................              $(15,208,838)    $(8,666,125)
                                                                                     ============   =============
         Net loss per common share:
            Basic and assuming dilution
              As reported..............................................                $     (.50)      $    (.33)
                                                                                     ============   =============
              Pro forma................................................                $     (.51)      $    (.34)
                                                                                     ============   =============

NOTE 7 - INCOME TAXES

         Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

         The components of deferred income tax assets (liabilities) at December 31, 2000, were as follows:

                                                                                    Amount
                                                                                -------------
         Net operating loss carryforward....................................    $  10,893,000
            Loss on write-off of investments ...............................          419,000
         Property and Equipment.............................................          (19,000)
                                                                                -------------
         Gross deferred tax assets...........................................      11,293,000
         Valuation allowance.................................................     (11,293,000)
                                                                                --------------
         Net deferred tax assets.............................................   $           -
                                                                                 =============

         At December 31, 2000, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

         For the years ended December 31, 2000 and 1999, the income tax benefit determined by applying the statutory income tax rate to pre-tax loss from operations differs from the actual benefit as follows:

                                                                                           2000            1999
                                                                                      ------------     ------------
         Provision for income tax benefit at statutory rate..................      $   (4,185,000)   $  (2,823,000)
         Change in deferred tax asset valuation allowance....................           3,585,000        2,815,000
         Other...............................................................             600,000            8,000
                                                                                      ------------     ------------
                                                                                   $           -     $           -
                                                                                     =============    =============

         At December 31, 2000, the Company had a net operating loss carryforwards for federal income tax purposes totaling approximately $32,038,000 which, if not utilized, will expire as follows:

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

        Years Ended December 31,                                                   Amount
        ------------------------                                                -----------
         2010 ...............................................................   $    61,000
         2011 ...............................................................       888,000
         2012 ...............................................................     8,025,000
         2018 ...............................................................     4,802,000
         2019 ...............................................................     5,952,000
         2020 ...............................................................    12,310,000
                                                                                -----------
                                                                                $32,038,000
                                                                                ===========

         In April 1998, the Company had a change in ownership, which has resulted in the Company's net operating loss carryforwards being subject to certain utilization limitations in the future.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASES

         The Company is obligated under several long-term non-cancelable operating leases for office space, furniture and equipment expiring through the year 2003, at a minimum annual rent as follows:

         Years ended December 31,                                                 Amount
         -----------------------                                                  ------
         2001 ...............................................................     477,145
         2002 ...............................................................     417,928
         2003 ...............................................................     101,980
                                                                                ----------
                                                                                $  997,053
                                                                                ==========

         Rent expense for the years ended December 31, 2000 and 1999 totaled $560,618 and $378,508, respectively.

LITIGATION

           The Company and its subsidiary, CYNET Interactive, have been named as defendants in a suit filed November 19, 1999 in the District Court of Harris County, Texas, 61 Judicial District (Cause No. 1999-57579) by Bank & Estate Liquidators, Inc., a former customer of CYNET Interactive. On March 8, 2001, the parties entered into a settlement agreement settling all matters in the case, with the Company agreeing to pay the plaintiff $15,000 cash on March 27, 2001, deliver to the plaintiff certain software, and pay an additional $65,000 by May 27, 2001.

           The Company has been named as defendant in a suit filed June 26, 2000 in the United States District Court, Southern District of California (Cause No. 00CV 1282 W (NLS)) by Clearfax, Inc. The plaintiff alleges, among other things, that the Company infringed upon plaintiff's federal copyright by unauthorized use of plaintiff's software in certain of the Company's fax resolution software and is seeking to recover actual and exemplary damages. The Company has retained counsel to defend the matter. Although the Company has not completed its discovery investigation of the claims asserted by the plaintiff in this matter, the Company does not believe that this suit will have a material adverse effect on the Company.

           The Company has been named as defendant in a suit filed December 13, 2000,in the Circuit Court for Montgomery County, Maryland (Civil No. 216130 Civil). The case is filed as a class action lawsuit for sending unsolicited fax materials concerning certain financial securities promotions. The Company has not completed its discovery and investigations at this time but, based on the information it presently has, the Company is of the opinion that the allegations against it in this case are without legal merit under federal and Maryland state laws. The plaintiff is seeking to

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

recover general damages. The Company will be retaining outside counsel to vigorously defend the Company.

           On December 21, 2000, AT&T filed a suit in Federal District Court against the Company in reference to past due Accounts Payable owed by the Company(Civil Action No. H-00-4452 United States District Court for the Southern District of Texas, Houston Division). AT&T asks for $262,447.97 in actual damages, reasonable attorneys fees, and cost of suit pursuant to a contract for telephone services. The companies are actively engaged in settlement discussions. The Company expects to settle the case through a negotiated installment payment ($240,000 paid in 9 equal monthly installments beginning April 2001).

           The Company has been named as defendant in a suit filed December 28, 2000, to which one of the Company's fax broadcasting customers is a party. The case is filed as a California class action lawsuit and is seeking monetary damages for receipt of unsolicited facsimiles. The Company has not completed its discovery and investigations at this time however, based on the information it presently has, the Company is of the opinion that the allegations against the Company in this case are without legal merit under federal and the State of California laws. The plaintiff is seeking to recover general and exemplary damages and injunctive relief. The Company has retained outside counsel to vigorously defend the Company.

         The Company is a party to other legal proceedings, none of which the Company believes will have a material adverse effect on the Company.

WIRELESS CELL/MODEM SALES AND MARKETING AGREEMENT

           The Company previously entered into an alliance agreement with GlobeWave, Inc. ("GlobeWave"), a subsidiary of Teliran, pursuant to which the Company sold and distributed units of the Teliran Complete PC card (the "Cell Phone/Modem") in the United States from October 1999 through January 2000. On February 16, 2000 the Company, Cynet Holdings and Teliran entered into another agreement (the "Teliran Agreement"), pursuant to which Teliran granted Cynet Holdings exclusive worldwide sales and marketing rights with respect to the Cell Phone/Modem for a term of three years. In consideration for these rights, Cynet Holdings committed to sell a minimum of 23,700 Cell Phone/Modem units during each of the years 2000, 2001 and 2002, with a provision for additional sales targets for 2001 and 2002 to be mutually agreed upon by the parties. Teliran agreed to pay up to $10,000 per month in technical support with respect to the Cell Phone/Modem units. The Teliran Agreement also contemplates certain equity purchase rights among the Company, Cynet Holdings and Teliran if performance by the parties to the Teliran Agreement is satisfactory after one year. Pursuant to the Teliran Agreement, the Company has acquired from Cynet Holdings the exclusive sales, marketing and technical support rights with respect to the Cell Phone/Modem under the Teliran Agreement for an initial term of one year, subject to the Company's satisfaction of the minimum sales and other requirements under the Teliran Agreement. On June 29, 2000, the agreement above was amended. Instead of being granted exclusive marketing and sales rights in all territories for three years, the agreement was modified to grant the Company exclusive sales and marketing rights for the Cell Phone/Modem in North America, Argentina and Peru through September 30, 2000. In the event that the Company placed a firm order for 16,700 units or more of the Cell Phone/Modem, accompanied by financial guarantee of payment for the order not later than September 30, 2000, Teliran was to reinstate the worldwide exclusive sales and marketing rights of the product to the Company for the rest of fiscal year 2000. Under this amendment the Company also committed to purchase 5,000 units of the Cell Phone/Modem between June 1, 2000 and December 31, 2000. As of the date of this document, the Company has not completed the purchase of the 5,000 units of the Cell/Phone Modem and the Company continues to discuss with Teliran how business will be conducted in the future. See "Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

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

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

and Chief Executive Officer of the Company. The agreement provides that the individual will devote approximately one-half of his business time and attention to the business of the Company.

           On August 3, 2000, the Company entered into an employment agreement with John Tollefsen pursuant to which Mr. Tollefsen serves as Vice President and Chief Technical Officer of the Company. The agreement has an initial term of one year and can continue at will upon the agreement of Mr. Tollefsen and the Company, and requires Mr. Tollefsen to devote substantially all of his business time, attention and energy exclusively to the business of the Company, and to use his best efforts to promote the success of the Company's business. In exchange, Mr. Tollefsen is entitled to (i) receive an annual salary of $175,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives, (iii) receive a signing bonus of $100,000 to be paid as follows: $50,000 upon signing the agreement, $25,000 upon completion of six months employment, and $25,000 upon completion of one year's employment, (iv) an additional $50,000 guaranteed year-end bonus,(iv) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 650,000 shares of Class A Common Stock at a price of $1.22 per share which vest ratably over a three-year period and (v) participate in the Company's other employee benefit plans. Mr. Tollefsen's employment agreement is terminable by the Company at any time for "cause," as specified in the agreement, and in certain other events.

NOTE 9 - EMPLOYEE BENEFIT PLAN

         The Company has a savings and profit sharing plan, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Participants may elect to defer up to 15% of their compensation annually based on certain limits established by the Internal Revenue Code. The Company may elect a discretionary matching contribution annually. Participants' salary deferral contributions are fully vested when made and Company discretionary match contributions vest over a five year period. The Company made no discretionary matching contributions for the years ended December 31, 2000 and 1999.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

           During the year ended December 31, 2000, the Company had the following material non-cash investing and financing activities:

            (a) The Company accrued dividends payable totaling $23,795.
            (b) The Company converted 1,989,828 Class B common shares to
                1,989,828 Class A common shares each valued at $2,645,668.
            (c) The Company converted 66,000 Series A preferred shares to 66,000
                Class A common shares each valued at $109,997.
            (d) The Company converted 60,832 Series B preferred shares to 66,000
                Class B common shares each valued at $126,240.
            (e) As part of a private placement of equity partially purchased with $1 million in equipment credits, $976,853 worth of equipment was obtained and an equipment receivable of $23,147 booked for remaining equipment credits due as of December 31, 2000.
            (f) The Company converted a $1.6 million promissory note, $35,000 interest payable and $900,000 additional capital to 1067 shares of Series E and 1468 shares of Series F preferred shares totaling $2,535,000.
            (g) The Company converted 1.6 million shares of Series C Preferred shares to 1,395,200 Series D Preferred shares each valued at $1.6 million.
            (h) The Company converted 1,766,423 shares of Redeemable Class A common mezzanine stock to 1,766,423 shares of Series D Preferred shares each valued at 2,420,420. Additionally, the Company issued 169,577 shares of Series D Preferred valued at $247,299 to reverse the put option outstanding on the Series D Preferred shares. (h)
            (i) Interest paid during the year ended December 31, 2000 was
                $169,000.

During the year ended December 31, 1999, the Company had the following material non-cash investing and financing activities:

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________


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

NOTE 11 - SUBSEQUENT EVENTS

           In January 2001, the Company entered into a definitive agreement with I-Media France, S.A. ("I-Media"), pursuant to which I-Media agreed to purchase the Company's fax broadcasting business unit. The transaction was scheduled to close on January 31, 2001. The Company later agreed to modify the agreement. In exchange for I-Media's payment of a non-refundable fee, the Company agreed to extend the closing date for the transaction to March 15, 2001. I-Media failed to obtain financing as expected and the transaction was not completed.

           In January 2001, the Company received the remaining $400,000 related to a private placement of debt securities of which partial payment was made in the year ended December 31, 2000. During 2000, the Company received $350,000 less legal fees from this $750,000 promissory note with detachable warrants issued to a shareholder.

           On February 8, 2001, the Company, CYNET Interactive and AECsoft USA, Inc. ("AECsoft") entered into an agreement pursuant to which the Company and CYNET Interactive agreed to transfer all existing CYNET Interactive accounts and customer contacts to AECsoft in exchange for AECsoft forgiving any and all outstanding amounts owed by the Company to AECsoft. In addition, the Company agreed to assign all CYNET Interactive accounts and customer contacts to AECsoft in exchange for AECsoft forgiving any and all outstanding amounts owed by the Company to AECsoft. The agreement provides that the Company will refer clients requesting services including the ADC2000(TM) applications to AECsoft. The agreement also provides that in the event of the sale of ADC2000TM, the Company is entitled to receive the lesser of 10% of the sale proceeds or $500,000.

           From August 2000 through December 2000, Gerald M. McIntosh ("McIntosh"), individually and through certain McIntosh controlled entities, made loans to the Company through transactions with Cynet Holdings, LLC. The transactions are as follows: (i) McIntosh individually made a loan of $300,000; (ii) CRTLP, Inc. made a loan of $650,000; and (iii) G & B McIntosh Family Limited Partnership guaranteed the Company's purchase of certain computer equipment and subsequently paid for the equipment in the amount of $308,310. These loan transactions were made with the understanding that the Company would repay the loans from the proceeds of a then imminent sale of the assets of the Company's electronic broadcast division. In March 2001, the Company agreed to convert the McIntosh loans into a secured direct obligation of the Company to the McIntosh entities. The due date of the loans was extended to the earlier of March 1, 2003, a change in control of the Company, or the date the Company receives proceeds from the sale of the assets of the Company's electronic broadcast assets. The unpaid principal and/or accrued interest due and payable pursuant to the loans is convertible into shares of the Company's restricted Class A Common Stock, at the sole and exclusive option of the payee and at the rate of the average of the closing market price for the ten trading days prior to the date of conversion. The security for these notes is a lien on all of the Company's assets which lien is junior only to the lien from the Compaq Loans of December and January 2001. Furthermore, the collective McIntosh entities are to be issued 3 year warrants to purchase 4,779,693 shares of CYNET Class A Common Stock at an exercise price of $0.11 per share.

           During the first quarter of 2001, Cynet Holdings provided an additional $385,000 and the Company repaid Cynet Holdings $125,500. The unsecured advances were non-interest bearing and due on demand.

_______________________________________________________________________________
                                        F-31