Form 10KSB/A
period 2000-12-31
CYNET INC
filed 2001-04-19
CIK 1027878

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

_______________________________________________________________________________

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

SERVICES

         The Company is an Application Services Provider ("ASP"), integrating e-messaging with Internet, marketing and wireless services. The Company is focused on developing customer-driven, business-to-business and business-to-consumer solutions through its leading edge technology. During the year ended December 31, 2000, the Company's core products and services included data messaging and electronic document delivery, which includes: point-to-point faxing, fax-broadcasting, fax-to-email, email-to-fax, as well as wireless messaging. The Company's WIRELESS PRODUCT line includes the CYNET wireless Cell/Modem.

           At the heart of CYNET's Electronic Messaging ("eMessaging") Center is the Convergent Messaging Engine ("CME"). The engine processes and routes all messages delivered to it via the XML, COM, or SMTP interfaces. By leveraging these external interfaces, custom applications and web sites can instantly provide fax, email and voice messaging capabilities.

         The Company is a Texas corporation and was founded in 1995 to provide fax broadcast services to the business-to-business communications market. The Company capitalized on the dramatic increase in the usage of third-party fax services and created a niche market for itself with its fax broadcast desktop client software and related services. In 1997, the Company introduced its point-to-point desktop software and fax service in order to expand its marketing efforts.

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

           In realization of its goal to become an applications service provider offering full service Internet messaging, during fiscal year 2000, the Company developed and brought to market the CYNET Convergent Messaging Client ("CCMC"). This cost-effective product is an Application Service Provider solution enabling users to electronically transmit fax, email, and data through a single interface. The management, launch and delivery of the message takes place at CYNET's Convergent Messaging Center, thus reducing the expense of telecommunication costs while eliminating an organization's need to invest in equipment, infrastructure and people. The software is client-side and can easily be installed onto desktop PCs.

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

           Another business communications alternative is Internet faxing. One of the advantages that exists for Internet faxing as opposed to a public switch telephone network ("PSTN") is the ability to do away with fax machines and the expense associated with maintaining these devices, including housing and maintenance costs. With a fax machine, there is the recurring need to replenish paper and toner. In addition, users of fax machines frequently experience failed fax transmissions which can result from paper jams and lack of memory.

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

           The added capability of CYNET's cellular modem and a dual slot expansion sleeve enables the Compaq iPaq-TM- Pocket PC not only to facilitate full web browsing, but also gives the iPaq-TM- Pocket PC voice capability. Fully equipped with the cellular modem and a dual slot expansion sleeve, the iPaq-TM- Pocket PC can now act as a single inbox for all messaging needs as the browser connects the user to CYNET's Convergent Messaging Network. This all-in-one solution gives users the power of a fully functional portable PC at any time, anywhere.

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

           When combined, CYNET's wireless Cell Phone/Modem, CYNET Dialer, and CYNET Convergent Messaging software and services can transform the Compaq (NYSE: CPQ) iPaq-TM- Pocket PC into a wireless cell phone capable of transmitting and receiving faxes and emails as well as providing connectivity access to the Internet for Web browsing.

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

           COMPAQ COMPUTER CORPORATION ("COMPAQ"). Compaq and the Company entered into a summary of terms for a strategic business agreement whereby
(i) the Company will designate Compaq as its exclusive deployment of Compaq's product offerings to provide computer hardware and software to power the Company's Application Service Provider infrastructure, and (ii) Compaq will work with the Company to determine opportunities for Compaq to promote the deployment of the Company's wireless, Internet applications, and convergent messaging solutions in certain Compaq business groups. In addition, Compaq, through its wholly owned subsidiary, CPQ Holdings, Inc., made a $2 million equity investment in the Company and subsequently made a $750,000 secured loan to the Company, which is in default as of February 7, 2001 and bears a 15% annual default rate of interest.

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

         TELIRAN ELECTRONICS, LTD. ("TELIRAN"). The Company previously entered into an alliance agreement with GlobeWave, Inc. ("GlobeWave"), a subsidiary of Teliran, pursuant to which the Company sold and distributed units of the Teliran Complete PC card (the "Cell Phone/Modem") in the United States from October 1999 through January 2000. On February 16, 2000, the Company, Cynet Holdings and Teliran entered into another agreement (the "Teliran Agreement"), pursuant to which Teliran granted Cynet Holdings exclusive worldwide sales and marketing rights with respect to the Cell Phone/Modem for a term of three years. In consideration for these rights, Cynet Holdings committed to sell a minimum of 23,700 Cell Phone/Modem units during each of the years 2000, 2001 and 2002, with a provision for additional sales targets for 2001 and 2002 to be mutually agreed upon by the parties. Teliran agreed to pay up to $10,000 per month in technical support with respect to the Cell Phone/Modem units. The Teliran Agreement also contemplated certain equity purchase rights among the Company, Cynet Holdings and Teliran if performance by the parties to the Teliran Agreement was satisfactory after one year. Pursuant to the Teliran Agreement, the Company has acquired from Cynet Holdings the exclusive sales, marketing and technical support rights with respect to the Cell Phone/Modem under the Teliran Agreement for an initial term of one year, subject to the Company's satisfaction of the minimum sales and other requirements under the Teliran Agreement. See "Certain Relationships and Related Transactions." On June 29, 2000, the Teliran Agreement was modified to grant the Company exclusive sales and marketing rights for the Cell Phone/Modem in North America, Argentina and Peru through September 30, 2000. In the event the Company placed a firm order for 16,700 units or more of the Cell Phone/Modem, accompanied by financial guarantee of payment for the order not later than September 30, 2000, Teliran was to reinstate the worldwide exclusive sales and marketing rights of the product to the Company for the rest of fiscal year 2000. Under this amendment the Company also committed to purchase 5,000 units of the Cell Phone/Modem between June 1, 2000 and December 31, 2000. As of the date of this report, the Company has not completed the purchase of either the 16,700 or the 5,000 units of the Cell/Phone Modem and the Company continues to discuss with Teliran how business will be conducted in the future.

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

_______________________________________________________________________________
                                                                      PAGE -13-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

           The Company has been named as defendant in a suit filed December 13, 2000, in the Circuit Court for Montgomery County, Maryland (Civil No. 216130 Civil). The case is filed as a class action lawsuit for sending unsolicited fax materials concerning certain financial securities promotions. The Company has not completed its discovery and investigations at this time but, based on the information it presently has, the Company is of the opinion that the allegations against it in this case are without legal merit under federal and Maryland state laws. The plaintiff is seeking to recover general damages. The Company has been advised that the case has been dismissed.

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

           During the year ended December 31, 2000, the Company entered into agreements with certain investors providing working capital to the Company in amounts of $1,000,000, $1,869,500, $2,000,000, $1,600,000, and $750,000.
Pursuant to these transactions the Company issued shares of Class A Common Stock, shares of Series E and Series F Preferred Stock, debt securities, shares of Series D Preferred Stock, and shares of Class B Common Stock. Additionally, during 2000 the Company received proceeds of $1,670,000 from Cynet Holdings in the form of short-term loans on which the Company made payments of $775,000. Dividend payments of $385,348 were made during fiscal year 2000 related to Series A and Series B Preferred Stock of which all shares have subsequently been converted to shares of Class A Common and Class B Common Stock. The Company also obtained a $750,000 secured loan from Compaq Computer Corporation. The loan is in default as of February 7, 2001 and bears a 15% annual default rate of interest. See "Certain Relationships and Related Transactions--Compaq Computer Corporation."

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

           GERALD M. MCINTOSH was appointed to the Board of Directors during June 2000 at the Annual Meeting of Shareholders. Mr. McIntosh is an entrepreneur, founder and President of Partners 5 West, a not-for-profit community development company. Prior to founding Partners 5 West, Mr. McIntosh co-founded and acquired several for profit companies including Administaff, which currently trades on the New York Stock Exchange. Mr. McIntosh holds a Masters of Public Administration and an Associates degree in Hospital Administration from the University of Southern California and a Bachelors of Science degree in Biology from LaSierra University.

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

         STRUCTURE OF BOARD OF DIRECTORS. The Board of Directors of the Company consists of Vincent Beale, Sr. (Chairman of the Board), Bernard B. Beale (officer and director), R. Greg Smith (officer and director), Samuel C. Beale (officer and director), Danny C. Lawson (outside director), Wayne Schroeder (outside director), Craig T. Jackson (outside director), Gregory E. Webb (outside director), and Gerald M. McIntosh (outside director). Directors are elected annually by the shareholders. The Board is required to have an annual meeting following the annual shareholder meeting. Actions can be taken without a meeting if all of the directors consent in the form of a written consent action. A majority vote at a duly called meeting of the Board at which a quorum is present is required for a motion to be carried at such meeting. A majority of the total number of directors constitutes a quorum.

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

         Except as described above, based solely upon a review of the copies of such reports furnished to the Company, the Company believes there was compliance for the fiscal year ended December 31, 2000 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners.

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

(3) Represents advances to executives deemed to be compensation under federal tax regulations. See "Certain Relationships and Related Transactions."

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

_______________________________________________________________________________
                                                                      PAGE -24-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

                                   Shares                                                         Value of Unexercised
                                  Acquired                   Number of Unexercised                in-the-money Options
                                on Exercise     Value     Options at Fiscal Year End             at December 31, 1999
Name                                (#)       Realized    Exerciseable/Unexerciseable (1)    Exerciseable/Unexerciseable(2)
----                            -----------   --------    ---------------------------        ---------------------------
Vincent W. Beale, Sr.
President,
Chief Executive Officer             (3)          (3)                  100,000                               n/a
(since 1/98)                                                          -------                           --------
                                                                     100,000/0                              n/a
Bernard B. Beale
Executive Vice
President,                          (3)          (3)                  150,000                               n/a
Chief Operating                                                       -------                           --------
Officer                                                              150,000/0                              n/a
(since 1/98)

David R. Hearon, Jr.
Vice President,
Chief Technical Officer             (3)          (3)                  100,000                               n/a
(since 3/98)                                                          -------                           --------
                                                                   37,500/62,500                            n/a
Samuel C. Beale
Vice President, General
Counsel and Secretary               (3)          (3)                  100,000                               n/a
(since 3/98)                                                          -------                           --------
                                                                     100,000/0                              n/a
R. Greg Smith
Vice President,
Chief Financial Officer             (3)          (3)                  100,000                               n/a
(since 8/98)                                                          -------                           --------
                                                                   66,667/33,333                            n/a
John Tollefsen
Vice President,
Chief Technical Officer             (3)         (3)                   650,000                               n/a
(since 9/2000)                                                        -------                           --------
                                                                  162,500/487,500                           n/a
Menashe Ben-David
Vice President, Director
of CYNET Wireless                   (3)         (3)                    50,000                               n/a
(since 1/2000)                                                         ------                           --------
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

CONSULTING SERVICES

         Pursuant to the terms of the financing of the Company's rescission offer, the Company entered into a Consulting Agreement (the "Enron Advisory Agreement") with Houston Economic Opportunity Fund, L.P. ("HEOF"), an investor in the funding of the Company's rescission offer and an affiliate of Enron Corporation, pursuant to which HEOF agreed to provide certain business advisory services to the Company. Pursuant to the Enron Advisory Agreement, the Company issued a warrant entitling HEOF to purchase up to 413,600 shares of Class A Common Stock at a purchase price of $2.00 per share

_______________________________________________________________________________
                                                                      PAGE -27-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

upon the completion of the rescission financing. The warrant is exercisable, in whole or in part, at any time during the three-year period beginning on September 30, 1999.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of February 15, 2001 by
(i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Class A Common Stock (the Company's only class of voting securities), (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, each shareholder listed below has sole voting power and investment power with respect to the shares beneficially owned by such person.

                                   Shares of
                                     Common
Name of Beneficial Owner(1)    Stock Beneficially Owned         Percent of Class(2)
---------------------------  -------------------------------   ---------------------
Vincent W. Beale, Sr.                     9,958,090 shares(3)                  29.9%
Cynet Holdings, LLC                       8,810,090 shares(4)                  27.3%
Houston Economic Opportunity Fund, L.P.   3,744,800 shares(6)                  10.6%
    1400 Smith Street
    Houston, TX 77002
Compaq Computer Corporation               2,822,072 shares                      8.7%
    20555 S.H. 249, MS 110701
    Houston, TX 77070
Guy M. Lewis                              2,758,888 shares(5)                   8.2%
Bernard B. Beale                          1,150,000 shares(7)(8)                3.6%
Samuel C. Beale                           1,100,000 shares(7)(8)                3.5%
Gerald M. MacIntosh                         840,008 shares(8)                   2.7%
Craig T. Jackson                            813,500 shares(8)                   2.6%
John Tollefsen                              165,750 shares(7)                    *
Daniel C. Lawson                            100,000 shares(8)                    *
Wayne Schroeder                             100,000 shares(7)                    *
R. Greg Smith                                66,667 shares(7)                    *
David R. Hearon, Jr.                         56,250 shares(7)                    *
Menashe Ben-David                            12,500 shares(7)                    *
Gregory E. Webb                                       -                          -
All directors and executive officers
    as a group (12 people)               10,812,765 shares(9)                  32.5%

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

2)    Percentages shown are based upon 31,577,775 shares of Class A Common
      Stock outstanding, plus with respect to each person or group, any Class
      A Common Stock that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

6) Represents (i) 3,331,200 shares into which an equal number of shares of the Series D Redeemable Convertible Preferred Stock (of which HEOF owns 100%) may be converted and (ii) 413,600 shares, which may be purchased upon exercise of a warrant issued pursuant to the Enron Advisory Agreement.

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

         COMPAQ COMPUTER CORPORATION. On August 8, 2000, the Company issued to CPQ Holdings, Inc., a wholly-owned subsidiary of Compaq, 1,801,802 shares of Class A Common Stock and three-year warrants to purchase 270,270 shares of Class A Common Stock at an exercise price of $1.21 per share. CPQ Holdings, Inc. paid an aggregate purchase price for the shares and the warrants of $2,000,000, consisting of $1 million in cash and $1 million in a combination of equipment and future equipment credits. The Company also entered into a summary of terms for a strategic business agreement with Compaq simultaneously with the closing of this investment. The summary contemplates that Compaq equipment will be used to deliver certain of the Company's products and services and that Compaq will work with the Company to determine opportunities for Compaq to promote deployment of the Company's products and services to certain Compaq business groups.

         On December 28, 2000, Compaq, a holder of Class A Common Stock, and the Company entered into an agreement pursuant to which Compaq made a secured loan to the Company for $750,000. In connection with the loan, the Company issued to Compaq warrants to purchase 750,000 shares of the Company's Class A Common Stock at a purchase price of $0.10 per share (based on the market price of the Company's Class A Common Stock at or near the date the loan was completed). The loan is in default as of February 7, 2001 (the original maturity date) and bears a 15% annual default rate of interest. Interest on the loan is payable monthly in arrears until the principal balance is paid in full.

         EXECUTIVE EMPLOYMENT AGREEMENTS AND OTHER TRANSACTIONS. In 1998 the Company entered into employment agreements with each of Vincent W. Beale, Sr., Bernard B. Beale, David P. Hearon, Jr., Samuel C. Beale and R. Greg Smith. In 2000, the Company entered into an employment agreement with John Tollefsen. See "Executive Compensation--Employment Agreements."

         During the year ended December 31, 2000, $83,236 of advances to Vincent W. Beale, Sr., Bernard B. Beale and Samuel C. Beale were deemed to be compensation under federal tax regulations. See "Executive Compensation."

         In November 2000, G&B McIntosh Family Limited Partnership, an entity controlled by Gerald M. McIntosh, a director, guaranteed the Company's purchase of certain computer equipment and subsequently paid for such equipment on behalf of the Company in the amount of $308,310.

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


         4.3               Form of Certificate Representing the Series D
                           Redeemable Convertible Preferred Stock
                           (incorporated by reference to the same numbered exhibit to the Company's Quarterly Report for the period ended June 30, 2000 (file no. 000-30412)).

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

         10.16             Second Amendment to Subscription Agreement dated
                           January 12, 2000, between the Company and Cynet
                           Holdings, LLC. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on
                           Form 10-KSB for the year ended December 31, 1999
                           (file no. 000-30412)).

         10.17             Securities Purchase Agreement dated as of January 31,
                           2000 by and between the Company and Augustine Fund, L.P. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (file no.
                           000-30412)).

         10.18             Stock Purchase Agreement dated as of January 31, 2000
                           by and between the Company and Houston Economic
                           Opportunity Fund, L.P. (incorporated by reference
                           to Exhibit 10.29 to the Company's Annual Report on
                           Form 10-KSB for the year ended December 31, 1999
                           (file no. 000-30412)).
_______________________________________________________________________________
                                                                      PAGE -33-

CYNET INC-10KSB40-ANNUAL REPORT
_______________________________________________________________________________

         10.19             Agreement dated February 16, 2000 among the Company,
                           Teliran Electronics, Ltd., and Cynet Holdings, LLC.
                           (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 file no. 000-30412)).

         10.20             Agreement dated March 1, 2000 between the Company and
                           Cynet Holdings, LLC. (incorporated by reference to
                           Exhibit 10.31 to the Company's Annual Report on
                           Form 10-KSB for the year ended December 31, 1999
                           (file no. 000-30412)).

         10.21             Form of Stock Exchange Agreement dated as of May 26,
                           2000 by and between the Company and Houston Economic
                           Opportunity Fund, L.P.

         10.22 Amended and Restated Registration Rights Agreement dated as of May 26, 2000 by and between the Company and Houston Economic Opportunity Fund, L.P.

         10.23 Form of Augustine Securities Purchase Agreement dated as of May 26, 2000 by and between the Company and Augustine Fund, L.P.

         10.24 Form of The Shaar Securities Purchase Agreement dated as of May 26, 2000 by and between the Company and The Shaar Fund, Ltd.

         10.25 Form of Triton Securities Purchase Agreement dated as of May 26, 2000 by and between the Company and Triton Private Equities Fund, L.P.

         10.26 Funding Agreement dated June 15, 2000 by and between the Company and American Nortel
                           Communications, Inc.

         10.27 Employment agreement dated as of August 3, 2000 between the Company and John Tollefsen.

         10.28             Form of Securities Purchase Agreement dated as of
                           August 8, 2000 by and between the Company and CPQ
                           Holdings, Inc.

         10.29             Summary of Strategic Business Agreement Terms dated
                           August 8, 2000 by and between the Company and Compaq
                           Computer Corporation.

         10.30 Form of Loan Agreement dated December 28, 2000 by and between the Company and Compaq Computer
                           Corporation.

         10.31             Form of Agreement dated February 8, 2001, among the
                           Company, AECsoft USA, Inc., and CYNET Interactive,
                           LLC.

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

Date: April 18, 2000                           CYNET, INC.

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

                                      By:      /s/ R. Greg Smith
                                               ---------------------------------
                                               R. Greg Smith, Chief Financial
                                               Officer
                                               (Principal Financial and
                                               Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE                   TITLE                                                  DATE
---------                   -----                                                  ----
/s/ VINCENT W. BEALE, SR.   Chairman of the Board of Directors                 April 18, 2001
--------------------------  and Chief Executive Officer
Vincent W. Beale, Sr.       (Principal Executive Officer)

/s/ BERNARD B. BEALE        Executive Vice President,                          April 18, 2001
--------------------------  Chief Operating Officer
Bernard B. Beale            and Director

/s/ R. GREG SMITH           Chief Financial Officer and Director               April 18, 2001
--------------------------  (Principal Financial and Accounting Officer)
R. Greg Smith

/s/ SAMUEL C. BEALE         Vice President, General Counsel,                   April 18, 2001
--------------------------  Secretary and Director
Samuel C. Beale

/s/ WAYNE SCHROEDER         Director                                           April 18, 2001
--------------------------
Wayne Schroeder

/s/ DANIEL C. LAWSON        Director                                           April 18, 2001
--------------------------
Daniel C. Lawson

/s/ GREGORY E. WEBB         Director                                           April 18, 2001
--------------------------
Gregory E. Webb

/s/ GERALD M. MCINTOSH      Director                                           April 18, 2001
--------------------------
Gerald M. McIntosh

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


To the Board of Directors and Shareholders of CYNET, Inc.
Houston, Texas


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

           On December 28, 2000, Compaq, a Class A common shareholder, and the Company entered into an agreement pursuant to which Compaq made a secured loan to the Company for $750,000. As of December 31, 2000, $350,000 of the funds related to the note had been received by the Company. The loan has been in default as of February 7, 2001 (the original maturity date) and bears a 15% annual default rate of interest. Interest on the loan is payable monthly in arrears until the principal balance is paid in full. The outstanding balance of the loan as of December 31, 2000 was classified as a current liability in the Company's consolidated balance sheet.

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


              (b) During 2000, the Company received $350,000 less legal fees of a $750,000 promissory note with 750,000 detachable warrants at an exercise price of $0.10 per share (based on the market price of the Company's Class A Common Stock at or near the date the loan was completed) issued to a shareholder. The remaining balance OF $400,000 was received in January 2001. Interest on the note is 10% and is due on demand. See Note 12.


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

           On December 21, 2000, AT&T filed a suit in Federal District Court against the Company in reference to past due Accounts Payable owed by the Company(Civil Action No. H-00-4452 United States District Court for the Southern District of Texas, Houston Division). AT&T asks for $262,447.97 in actual damages, reasonable attorneys fees, and cost of suit pursuant to a contract for telephone services. The companies are actively engaged in settlement discussions. The Company expects to settle the case through a negotiated installment payment schedule.

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