Form 10QSB
period 2001-03-31
CYNET INC
filed 2001-05-15
CIK 1027878

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------


                                   FORM 10-QSB

 /x/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
           Exchange Act of 1934 for the quarter ended March 31, 2001.

 / / Transition Report pursuant to Section 13 or 15(d) of the Securities and
                 Exchange Act of 1934 for the transition period
                    from _______________ to _______________.

                         Commission File Number 0-16354

--------------------------------------------------------------------------------

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

                       Class A Common Stock, no par value

                       Class B Common Stock, no par value

--------------------------------------------------------------------------------


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

 31,577,775 shares of Class A Common Stock, no par value as of April 15, 2001. 1,018,015 shares of Class B Common Stock, no par value as of April 15, 2001.

                                TABLE OF CONTENTS



                                                                                      PAGE

PART I  FINANCIAL INFORMATION
ITEM 1:
Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
          December 31, 2000 (audited)..................................................4
Condensed Consolidated Statement of Loss (unaudited) for the Three Months Ended
          March 31, 2001 and March 31, 2000............................................5
Condensed Consolidated Statement of Cash Flows (unaudited) for the Three Months
          Ended March 31, 2001 and March 31, 2000......................................6
Notes to Condensed Consolidated Financial Statements (unaudited).......................7
ITEM 2:
Management's Discussion and Analysis of Financial Condition and Results of
          Operations...................................................................9
Results of Operations..................................................................9
Liquidity and Capital Resources.......................................................10

PART II  OTHER INFORMATION
ITEM 1:
Legal Proceedings.....................................................................11
ITEM 2:
Changes in Securities.................................................................11
ITEM 3:
Defaults Upon Senior Securities.......................................................11
ITEM 5:
Other Information.....................................................................12
ITEM 6(a):
Exhibits..............................................................................12
ITEM 6(b):
Reports on Form 8-K...................................................................13
SIGNATURES............................................................................14


                                   CYNET, INC.

                         PART I---FINANCIAL INFORMATION
                CONDENSED CONSOLIDATED BALANCE SHEETS
      as of March 31, 2001 (unaudited) and December 31, 2000 (audited)



                                                                                              March 31,        December 31,
                                                                                                2001               2000
                                                                                           -------------     --------------

                                     ASSETS

Current Assets:
    Cash                                                                                   $     21,571      $     80,009
    Accounts receivable:
       Trade, less allowance for doubtful accounts of $91,263 and $90,286 respectively          328,766           318,957
       Employees                                                                                  1,673            11,961

    Inventory, less reserve of $140,788                                                         437,937           582,400
    Work in Progress                                                                             22,000            62,200
    Prepaid expenses                                                                             72,432           141,892
    Other current assets                                                                         19,809            74,877
                                                                                           -------------     --------------
       Total Current Assets                                                                $    904,188      $  1,272,296

Property and Equipment, net                                                                   2,434,521         2,687,293
                                                                                           -------------     --------------
                                                                                           $  3,338,709      $  3,959,589
                                                                                           =============     ==============

                         LIABILITIES AND CAPITAL DEFICIT

Current Liabilities:
   Accounts payable                                                                        $  5,284,618      $  4,937,364
   Accrued expenses                                                                             782,078           456,575
   Note Payable, including accrued interest                                                   1,377,255           777,510
   Advances from affiliates                                                                   1,275,429           895,000
   Accrued stock and warrant rights                                                             963,926           173,900
   Unearned Revenues                                                                            152,945            52,550
   Short term capital lease payable                                                              27,943            39,228
                                                                                           -------------     --------------
   Total Current Liabilities                                                                  9,864,194         7,332,127
Long term capital lease payable                                                                  39,228            39,228
                                                                                           -------------     --------------
    Total Liabilities                                                                      $  9,903,422      $  7,371,355

Commitments and Contingencies

Capital Deficit:
   Cumulative Convertible Preferred Stock:
     Series D, non-voting, $1.25 stated value; 4,000,000 shares authorized;
       3,331,200 shares issued and outstanding                                             $  4,164,000      $  4,164,000
     Series E, non-voting, $1,000 stated value; 1,635 shares authorized;
       1601 shares issued and outstanding                                                     1,601,000         1,601,000
      Series F, non-voting, $1,000 stated value; 2,185 shares authorized;
       2184 shares issued and outstanding                                                     2,184,000         2,184,000
   Common stock:
     Class A voting, no par value; 100,000,000 shares authorized;
       31,577,775 shares issued and outstanding                                              21,040,380        21,040,380
     Class B nonvoting, no par  value; 20,000,000 shares authorized;
       1,018,015 shares issued and outstanding                                                1,294,744         1,294,744
     Additional paid-in capital                                                               3,380,985         3,380,985
     Outstanding warrants                                                                     3,681,422         3,112,506
     Deficit                                                                                (43,911,244)      (40,189,381)
                                                                                           -------------     --------------
     Total Capital Deficit                                                                   (6,564,713)       (3,411,766)
                                                                                           -------------     --------------
                                                                                           $  3,338,709      $  3,959,589
                                                                                           =============     ==============


    The accompanying notes are integral part of these condensed consolidated financial statements.

                                   CYNET, INC.

                         PART I---FINANCIAL INFORMATION

              CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

          For the three months ended March 31, 2001 and March 31, 2000



                                                                Three Months Ended
                                                                     March 31,
                                                         -------------------------------
                                                              2001             2000
                                                         ------------      ------------
 Revenues                                                $  1,610,883      $  2,515,603
 Cost of revenues                                           1,035,849         1,508,796
                                                         ------------      ------------
 Gross profit                                                 575,034         1,006,807

Selling, general and administrative expenses                3,305,662         2,399,374
Depreciation and amortization                                 300,415           241,320
                                                         ------------      ------------
Total operating expenses                                    3,606,077         2,640,694
                                                         ------------      ------------
 Loss from operations                                      (3,031,043)       (1,633,887)

Other income (expense):
 Interest (net)                                              (872,492)         (696,119)
 Other (net)                                                  182,691            43,784
                                                         ------------      ------------

 Net loss before dividends on preferred stock            $ (3,720,844)     $ (2,286,222)

 Dividends on Preferred Stock                                  (1,019)           (5,514)
 Cumulative dividend requirement on Preferred Stock          (614,077)                0
                                                         ------------      ------------
 Net loss applicable to common stockholders              $ (4,335,940)     $ (2,291,736)
                                                         ============      ============

 Net loss per common share---basic and fully diluted     $      (0.14)     $      (0.08)
 Weighted Average Common Shares Outstanding                31,865,435        28,878,904



The accompanying notes are integral part of these condensed consolidated financial statements.

                                   CYNET, INC.

                         PART I---FINANCIAL INFORMATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     as of March 31, 2001 and March 31, 2000


                                                                                       Three Months Ended
                                                                                   March 31,       March 31,
                                                                                     2001             2000
                                                                                 -----------      -----------
 Cash flows from operating activities:
 Net loss                                                                        $(3,720,844)     $(2,286,222)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                       300,415          241,320
 Amortization of debt discount                                                            --          643,994
 Loss on disposal of equipment                                                            --               --
 Provision for bad debts                                                              31,335           13,660
 Adjustment to rescission offer                                                           --          (10,600)
 Stock and warrant rights issued for loan costs and services                       1,358,942               --
 Decrease in:
 Inventory                                                                           144,463         (296,100)
 Prepaid expenses and other assets                                                   164,726          (99,234)
 Increase in:
 Accounts receivable                                                                 (30,856)        (314,196)
 Accounts payable and accrued expenses                                               971,880         (833,945)
                                                                                 -----------      -----------
 Net cash used in operating activities                                              (779,939)      (2,941,323)

Cash flows from investing activities:
 Purchase of property and equipment                                                  (59,328)         (95,592)
 Proceeds from sale of property and equipment                                            400               --
                                                                                 -----------      -----------
 Net cash used in investing activities                                               (58,928)         (95,592)

Cash flows from financing activities:
 Issuance of common stock---Class A                                                       --               --
 Issuance of preferred stock---Series C                                                   --        1,600,000
 Proceeds from notes payable                                                         400,000        1,638,487
 Proceeds from warrants exercised                                                         --           75,375
 Payments on notes payable                                                                --          (44,000)
 Proceeds from (advances to) affiliate                                               380,429          (80,000)
 Dividends paid on preferred stock                                                        --          (96,295)
                                                                                 -----------      -----------
 Net cash provided by financing activities                                           780,429        3,093,567

 Net increase(decrease) in cash                                                      (58,438)          56,652
 Cash, beginning of period                                                            80,009          182,881
                                                                                 -----------      -----------
 Cash, end of period                                                             $    21,571      $   239,533
                                                                                 ===========      ===========


The accompanying notes are integral part of these condensed consolidated financial statements.

                                   CYNET, INC.
                         PART I---FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1---SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of CYNET, Inc. and its wholly owned subsidiaries Worldwide Marketing, Inc. and CYNET Interactive, LLC. All significant intercompany accounts and transactions have been eliminated. CYNET, Inc., Worldwide Marketing, Inc., and CYNET Interactive, LLC are referred to herein as the "Company".

    The interim financial statements of the Company, which are included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

    The Company is an Internet business solutions provider integrating full convergent messaging with Internet services. The Company's products and services are convergent messaging, which includes Fax, Data, E-Mail and Wireless Messaging.

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

INVENTORIES

    Product inventories are valued at lower of cost or market. Cost is determined on the basis of the first-in, first-out method (FIFO). During the first quarter of 2001, the Company created an inventory reserve of $140,788 in anticipation of technological advances of new offerings in the wireless market.

INCOME TAXES

    Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

RESEARCH AND DEVELOPMENT

    Expenditures for research and development of telecommunication technology as it relates to fax broadcasting and to various customer interface and application needs are charged to expense as incurred. For the three months ended March 31, 2001 and 2000, research and development expenditures were approximately $236,996 and $390,051, respectively.

REVENUE RECOGNITION

    Messaging revenues are recognized as services are performed. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. Revenues from sales of Wireless Cell/Modems are recognized when shipped to the ultimate customer.

GOODWILL

    Goodwill recorded in connection with the acquisition of CYNET Interactive, LLC was being amortized using the straight-line method over three years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no impairment exists at March 31, 2000 and 2001. Goodwill of $95,221 was written off as of December 31, 2000 in anticipation of the settlement agreement between the Company and AECsoft dated February 8, 2001. At March 31, 2001 no goodwill exists due to the settlement agreement with CYNET Interactive, LLC.

LOSS PER COMMON SHARE

    The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding.

  Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2001 and 2000, certain potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

    Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard on January 1, 2001 did not affect the Company's financial statements.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    Revenues decreased to $1,610,883 for the three months ended March 31, 2001 from $2,515,603 for the three months ended March 31, 2000. The decrease of $904,720 or 36% was attributable to a decrease in sales of the Company's fax broadcasting, Internet, data services and Wireless Cell/Modem product offerings. For the three months ended March 31, 2001 and 2000, revenues from the Company's Internet services represented 0% and 12%, respectively, of the Company's total revenues. For the three months ended March 31, 2001 and 2000, revenues from the Company's data services represented 9% and 10% respectively, of the Company's total revenues. For the three months ended March 31, 2001 and 2000, revenues from the Company's Wireless Cell/Modem product represented 1% and 4% respectively, of the Company's total revenues. In aggregate, for the three months ended March 31, 2001 and 2000, revenues from the Company's Internet, data services and Wireless Cell/Modem products represented 10% and 26%, respectively, of the Company's total revenues. Revenues from sales of broadcasting services decreased from $1,858,047 or 74% of revenues, during the three months ended March 31, 2000, to $1,483,328 or 92% of revenues during the three months ended March 31, 2001.

    Cost of revenues decreased to $1,035,849 for the three months ended March 31, 2001 from $1,508,796 for the three months ended March 31, 2000. The cost of revenues as a percentage of revenues increased to 64% for the three months ended March 31, 2001 as compared to 60% for the three months ended March 31, 2000. The decrease in cost of revenues of $472,947 or 31% was primarily attributable to decreases in telephone charges and website costs. Gross margins decreased to 36% for the three months ended March 31, 2001 from 40% for the three months ended March 31, 2000 due to lower margins associated with the addition of an inventory reserve for wireless cell/modems and write off of certain prospect list sales of which costs could not be recouped.

    Selling, and general and administrative expenses increased to $3,305,662 for the three months ended March 31, 2001 from $2,399,374 for the three months ended March 31, 2000. The increase of $906,288 was primarily attributable to an increase of approximately $610,751 in non-cash investor relations fees related to accrued stock and warrant rights, and amortization of prepaid investor relations fees of $53,910. The increase was also attributable to an increase of approximately $72,355 in legal fees, $56,323 in accounting fees, $48,682 in investor relations expenses and $103,591 from a prior year reversal of the sales tax accrual.

    Depreciation and amortization increased to $300,415 for the three months ended March 31, 2001 from $241,320 for the three months ended March 31, 2000. The increase was attributable primarily to the additions of computer equipment during the second half of fiscal year 2000.

    Other expense totaled $689,801 for the three months ended March 31, 2001 compared to other expense of $652,335 for the three months ended March 31, 2000. The increase in other expense was primarily attributable an increase in interest expense of $176,373. Approximately $492,869 of the net other expense related to a non-cash charge for accrued stock and warrant rights. The increase in interest expense was offset by increases in other income of approximately $139,000 related to payment received for extension of a contract option and in gain on sale of assets of $42,718 related to the sale of certain CYNET Interactive assets.

    The Company incurred a net loss of $3,720,844 for the three months ended March 31, 2001 compared to a net loss of $2,286,222 for the three months ended March 31, 2000. Approximately $1,457,945 of the net loss related to non-cash charges for the period March 31, 2001 versus 241,320 for the period March 31, 2000. The increase in net loss was due to the factors discussed above.

    Net loss per common share increased to $0.14 from $0.08 for the three months ended March 31, 2001 compared to the year ended March 31, 2000.

    In the future the Company may experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Company's common stock. Results of operations may fluctuate as a result of a variety of factors, including the demand for the Company's services, the introduction of new services and service enhancements by the Company or its competitors, the market acceptance of new services, the mix of revenues between Internet-based versus telephony-based delivery, the timing of significant marketing programs, the number and timing of hiring of additional personnel, competitive conditions in the industry and the general condition of the economy. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed. Accordingly, the Company believes that period-to-three months comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable or that the Company's operating results will meet management's current expectations.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $779,938 and $2,941,323 for the three months ended March 31, 2001 and 2000, respectively. The decrease in net cash used in operating activities for the three months ended March 31, 2001 was primarily due to the increase in the Company's accounts payable and accrued expenses of $971,880 and a decrease in the Company's accounts receivable of $69,144 and prepaid expenses of $164,726. Increases of approximately $610,751 in non-cash investor relations fees related to accrued stock and warrant rights, and amortization of prepaid investor relations fees of $53,910 further reduced the cash used in operating activities. A non-cash write-down of inventory of $144,463 also attributed to the reduction in cash utilized in operations.

    Net cash used in investment activities was $58,929 and $95,592 for the three months ended March 31, 2001 and 2000, respectively. These amounts were due primarily to capital expenditures for operating equipment, including computer equipment and software, furniture and fixtures and telecommunications equipment.

    Net cash provided by financing activities was $780,429 and $3,093,567 for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001 the Company has obtained financing primarily through issuance of notes payable and advances from affiliates. For the three months ended March 31, 2000 the company obtained financing primarily through a series of private sales of Preferred C and Class A Common Stock and issuance of Notes Payable.

    As of March 31, 2001 the Company had a cash balance of $121,571 and a deficit working capital position of $8,960,006. In the first quarter of 2001, the Company raised a total of $968,229 through private placements of debt and advances from affiliates.

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

    The Company currently does not have sufficient capital to meet its cash flow requirements over the next 12 months. As a result, the Company will be required to satisfy cash flow shortages through private placements, public offerings and/or bank financing. The Company is currently in discussions with several investors, including existing capital partners, and financial institutions regarding additional equity and debt financing, however no definitive agreements have been reached.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        On April 23, 2001, Global Crossing Telecommunications, Inc. filed suit in District Court against the Company in reference to past due accounts payable owed by the Company (Cause No. 2001-21182; in the 133rd Judicial District, Harris County, Texas). The plaintiff is seeking $207,705.27 in actual damages, plus interest, reasonable attorney's fees and costs of suit pursuant to a contract for telephone services. The Company will be retaining counsel to defend the Company in this matter.

Item 2. CHANGES IN SECURITIES
        On March 31, 2001, the Company, Gerald M. McIntosh, and certain other entities controlled by Mr. McIntosh, entered into an agreement pursuant to which certain loans made to the Company through transactions with Cynet Holdings were converted into a secured direct obligation of the Company to the McIntosh entities. The transactions are as follows: (i) McIntosh individually made a loan of $300,000; (ii) CRTLP, Inc. made a loan of $650,000; and (iii) G&B McIntosh Family Guaranteed the Company's purchase of certain computer equipment and subsequently paid for the equipment in the amount of $308,310. The due date of the loans is the earlier of March 31, 2003, a change in control of the Company, or the date the Company receives proceeds from the sale of the assets of the Company's electronic broadcast assets. The unpaid principal and/or accrued interest due and payable pursuant to the loans is convertible into shares of the Company's Class A Common Stock, at the sole and exclusive option of the payee and at the rate of the average of the closing market price for the ten trading days prior to the date of conversion. These loans are secured by a lien on all of the Company's assets which lien is junior only to the lien securing the loans made to the Company by Compaq Computer Corporation ("Compaq") in December 2000 and January 2001. Furthermore, the Company agreed to issue 3 year warrants entitling the McIntosh entities to purchase up to 4,779,693 shares of CYNET Class A Common Stock at an exercise price of $0.16 per share. The Company believes the foregoing transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES
        The Company's Series D, Series E, and Series F Preferred Stock had dividends in arrears as of May 10, 2001 of $353,604, $110,176, and $150,297, respectively. None of these dividends has been declared by the Board of Directors of the Company.

        Since February 7, 2001, the Company has been in default for nonpayment of its $750,000 secured loan from Compaq. The loan from Compaq is secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 28, 2000 between the Company and Compaq. To the extent default on the loan continues, Compaq may exercise all rights and remedies of a secured party under Texas law in addition to all other rights and remedies granted to it pursuant to the security agreement. The loan bears a 15% annual default rate of interest which is payable monthly in arrears until the principal balance is paid in full. As of the date of this report, the entire $750,000 principal amount of the loan, plus $30,503 in accrued interest was due and payable.

Item 5: OTHER INFORMATION

        On April 6, 2001, John Tollefsen tendered his resignation as an officer and employee of the Company. Mr. Tollefsen's resignation was effective April 23, 2001.

        On March 23, 2001, the Company entered into a consulting agreement with Jacob International, Inc. ("JII"), pursuant to which JII agreed to assist the Company in obtaining financing, arranging credit facilities, selecting investment bankers and other investment-related matters. As compensation for providing such services, the Company agreed to pay JII certain cash fees and issue a warrant entitling JII to purchase up to 5,000,000 shares of the Company's Class B Common Stock at an exercise price of $0.20 per share. The Company believes that the JII consulting agreement may be voidable due to certain actions of JII subsequent to March 23, 2001.

        On March 30, 2001, the Company entered into a Memorandum of Understanding with Mr. Hubert Wen and Level Jump Financial Group,
        Inc. ("Level Jump"), pursuant to which Mr. Wen agreed to invest $100,000 in the Company in exchange for 1,600,000 shares of the Company's Class A Common Stock. The Company also agreed to issue a warrant to Level Jump, entitling Level Jump to purchase 800,000 shares of Class A Common Stock at a purchase price of $0.20 per share, as consideration for certain financial advisory services provided the Company in connection with Mr. Wen's investment.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

            3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765,filed September 17, 1999).

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

            4.3 Form of Certificate Representing the Series D Redeemable Convertible Preferred Stock(incorporated by reference to the same numbered exhibit to the Company's Quarterly Report for the period ended June 30, 2000 (file no. 000-30412)).

            4.4 Form of Certificate Representing the Series E Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's Quarterly Report for the period ended June 30, 2000(file no. 000-30412).

            4.5 Form of Certificate Representing the Series F Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to the Company's Quarterly Report for the period ended June 30, 2000(file no. 000-30412).

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

            10.1 Form of Agreement dated February 8, 2001, among the Company, AECsoft USA, Inc., and CYNET Interactive, LLC. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (file no. 000-28349)).

            10.2 Security Agreement, dated as of December 28, 2000, executed by the Company (and its subsidiaries) in favor of Compaq Computer Corporation.

            10.3 Loan Agreement, dated March 31, 2001, among the Company, CRTLP, Inc., G&B McIntosh Family Limited Partnership and the McIntosh Revocable Trust.

            10.4 Security Agreement, dated March 31, 2001, executed by the Company (and its subsidiaries) in favor of certain entities controlled by Gerald M. McIntosh.

            10.5 Warrant, dated March 31, 2001 issued to certain entities controlled by Gerald M. McIntosh.

            10.6 Consulting Agreement, dated March 23, 2001, between the Company and Jacob International, Inc.

            10.7 Memorandum of Understanding, dated March 30, 2001, among the Company, Hubert Wen, and Level Jump Financial Group, Inc.

Item 6(b):  Reports on Form 8-K

            On April 11,2001 the Company filed a Form 8-K/A amending certain disclosures concerning the resignation of BDO Seidman, LLP as the Company's independent certified public accountants effective October 12, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                  CYNET, INC.
                                 (Registrant)

 Date: 05/15/00                   /s/ Vincent W. Beale, Sr.
                                  -------------------------
                                  Vincent W. Beale, Sr., Chairman of the Board
                                  and Chief Executive Officer

 Date: 05/15/00                   /s/ R. Greg Smith
                                  -------------------------
                                  R. Greg Smith, Vice President and Chief
                                  Financial Officer