Form 10QSB
period 2001-06-30
CYNET INC
filed 2001-08-20
CIK 1027878

                                                    OMB
                        UNITED STATES               APPROVAL
              SECURITIES AND EXCHANGE COMMISSION    --------------------------
                     WASHINGTON, DC 20549           OMB Number: 3235-0416
                                                    --------------------------
                                                    Expires: April 30, 2003
                                                    --------------------------
                                                    Estimated average burden
                                                    hours per response: 32.00
                                                    --------------------------

--------------------------------------------------------------------------------


                                   FORM 10-QSB


   /x/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
            Exchange Act of 1934 for the quarter ended June 30, 2001.

   / / Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition
                period from _______________ to _______________.


                         Commission File Number 0-16354
--------------------------------------------------------------------------------

                                   CYNET, INC.
             (Exact name of registrant as specified in its charter)

                       TEXAS                      76-0467099
                  (State or other             (IRS Employer ID No.)
                  jurisdiction of
                  incorporation or
                    organization)



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

      41,757,775 shares of Class A Common Stock, no par value, as of August 15, 2001.

      268,015 shares of Class B Common Stock, no par value, as of August 15, 2001.

                                TABLE OF CONTENTS


                                                                      PAGE
PART I  FINANCIAL INFORMATION
ITEM 1:
Condensed Consolidated Balance Sheets as of June 30, 2001
        (unaudited) and December 31, 2000 (audited).....................3
Condensed Consolidated Statement of Loss (unaudited) for
        the Three and Six Months Ended June 30, 2001 and
        June 30, 2000...................................................4
Condensed Consolidated Statement of Cash Flows
        (unaudited) for the Six Months Ended June 30, 2001
        and June 30, 2000...............................................5
Notes to Condensed Consolidated Financial Statements (unaudited)........6
ITEM 2:
Management's Discussion and Analysis or Plan of Operation...............8
Results of Operations...................................................8
Liquidity and Capital Resources.........................................9

PART II  OTHER INFORMATION
ITEM 1:
Legal Proceedings......................................................10
ITEM 2:
Changes in Securities..................................................11
ITEM 3:
Defaults Upon Senior Securities........................................11
ITEM 5:
Other Information......................................................12
ITEM 6(A):
Exhibits...............................................................12
ITEM 6(B):
Reports on Form 8-K....................................................13
SIGNATURES.............................................................14

                         PART I---FINANCIAL INFORMATION
                                   CYNET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         as of June 30, 2001 (unaudited) and December 31, 2000 (audited)

                                                                          June 30,           December 31,
                                                                            2001                 2000
                                                                        ------------         ------------
                         ASSETS

Current Assets:
    Cash                                                                $     25,000         $     80,009
    Accounts receivable:
       Trade, less allowance for doubtful accounts
         of $114,196 and $91,263 respectively                                247,134              318,957
       Employees                                                               4,797               11,961

    Inventory, less reserve of $281,575 and $140,788, respectively           293,650              582,400
    Work in Progress                                                          92,395               62,200
    Prepaid expenses                                                             250              141,892
    Other current assets                                                      15,578               74,877
                                                                        ------------         ------------
       Total Current Assets                                                  678,804            1,272,296

Property and Equipment, net                                                2,120,614            2,687,293
                                                                        ------------         ------------
                                                                        $  2,799,418         $  3,959,589
                                                                        ============         ============

                LIABILITIES AND CAPITAL DEFICIT

Current Liabilities:
   Accounts payable                                                     $  6,018,394         $  4,937,364
   Accrued expenses                                                          855,739              456,575
   Note Payable, including accrued interest                                1,533,429              777,510
   Advances from affiliates                                                  418,052              895,000
   Accrued stock and warrant rights                                           50,000              173,900
   Unearned Revenues                                                               0               52,550
   Short term capital lease payable                                           26,037               39,228
                                                                        ------------         ------------
   Total Current Liabilities                                               8,901,651            7,332,127
Long term capital lease payable                                               42,722               39,228
Note Payable, non-current                                                  1,258,310                    0
                                                                        ------------         ------------
    Total Liabilities                                                     10,202,683            7,371,355

Commitments and Contingencies

Capital Deficit:
   Cumulative Convertible Preferred Stock:
     Series D, non-voting, $1.25 stated value;
       4,000,000 shares authorized; 2,926,200
       and 3,331,200 shares issued and outstanding;                        3,657,750            4,164,000
     Series E, non-voting, $1,000 stated value;
       1,635 shares authorized; 1601 shares issued
       and outstanding                                                     1,601,000            1,601,000
     Series F, non-voting, $1,000 stated value;
       2,185 shares authorized; 2084 and 2184
       shares issued and outstanding                                       2,084,000            2,184,000
   Common stock:
     Class A voting, no par value; 100,000,000
       shares authorized; 41,757,775 and 30,068,893
       shares issued and outstanding                                      23,345,430           21,040,380
     Class B nonvoting, no par  value;
       20,000,000 shares authorized; 268,015 and
       1,018,015 shares issued and outstanding                               544,744            1,294,744
     Additional paid-in capital                                            3,380,985            3,380,985
     Outstanding warrants                                                  4,292,169            3,112,506
     Deficit                                                             (46,309,343)         (40,189,381)
                                                                        ------------         ------------

     Total Capital Deficit                                                (7,403,265)          (3,411,766)
                                                                        ------------         ------------
                                                                        $  2,799,418         $  3,959,589
                                                                        ============         ============

                The accompanying notes are integral part of these
                  condensed consolidated financial statements.

                                   CYNET, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

                                                                       THREE MONTHS                       SIX MONTHS
                                                                           ENDED                             ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                              ------------------------------      ------------------------------
                                                                  2001              2000              2001              2000
                                                              ------------      ------------      ------------      ------------
Revenues                                                      $  1,648,218      $  2,840,393      $  3,259,101      $  5,355,996
Cost of revenues                                                   990,920         1,156,094         2,026,769         2,664,890
                                                              ------------      ------------      ------------      ------------
Gross profit                                                       657,298         1,684,299         1,232,332         2,691,106
                                                              ------------      ------------      ------------      ------------
Selling, general and administrative expenses                     2,530,802         3,323,923         6,329,333         5,723,297
Depreciation and amortization                                      318,368           318,207           618,783           559,527
                                                              ------------      ------------      ------------      ------------

Total operating expenses                                         2,849,170         3,642,130         6,948,116         6,282,824
                                                              ------------      ------------      ------------      ------------
Loss from operations                                            (2,191,872)       (1,957,831)       (5,715,784)       (3,591,718)
Other income (expense):
  Interest (net)                                                  (206,227)         (765,014)         (580,278)       (1,461,133)
  Other (net)                                                         --              (4,680)          177,120            39,104
                                                              ------------      ------------      ------------      ------------
Net loss before extraordinary item                              (2,398,099)       (2,727,525)       (6,118,942)       (5,013,747)
Loss on conversion of debt                                            --             396,887              --             396,887
                                                              ------------      ------------      ------------      ------------
Net loss before dividends on preferred stock                    (2,398,099)       (3,124,412)       (6,118,942)       (5,410,634)
Dividends on Preferred Stock                                      (161,473)          (18,057)         (775,550)          (23,571)

Deemed dividend on convertible preferred stock                        --            (716,667)             --            (716,667)
Accretion on redeemable stock-net                                     --             103,299              --             103,299
Dividend requirements for preferred stock                          (83,322)          (56,228)         (697,399)          (56,228)
                                                              ------------      ------------      ------------      ------------
Net loss applicable to common stockholders                    $ (2,642,804)     $ (3,812,065)     $ (6,986,492)     $ (6,103,801)
                                                              ============      ============      ============      ============
Net Loss per common share (basic and fully diluted):
Net loss applicable to common stockholders before
  extraordinary loss                                          $      (0.07)     $      (0.12)     $      (0.20)     $      (0.20)
Extraordinary loss on early retirement of debt                        --               (0.01)             --               (0.01)
                                                              ------------      ------------      ------------      ------------

Net loss per common share                                     $      (0.07)     $      (0.13)     $      (0.20)     $      (0.21)
                                                              ============      ============      ============      ============

Weighted Average Common Shares Outstanding                      35,825,790        28,472,760        33,944,371        28,765,633
                                                              ============      ============      ============      ============

               The accompanying notes are integral part of these
                  condensed consolidated financial statements.

                                   CYNET, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      as of June 30, 2001 and June 30, 2000


                                                                                Six Months Ended
                                                                           June 30,            June 30,
                                                                             2001                2000
                                                                         -----------         -----------
 Cash flows from operating activities:
 Net loss                                                                $(6,118,942)        $(5,410,634)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation and amortization                                               618,783             559,527
 Amortization of debt discount                                                  --             1,349,571
 Loss on disposal of equipment                                                  --                 1,133
 Provision for bad debts                                                      65,035              63,498
 Write off of debt cost and unamortized debt discount                           --               396,887
 Adjustment to rescission offer                                                 --               (10,600)
 Stock and warrant rights issued for loan costs and services               1,904,562                --
 Changes in assets and liabilities:
 Inventory                                                                   288,751            (985,000)
 Prepaid expenses and other assets                                            49,873              14,465
 Accounts receivable                                                         134,823            (424,717)
 Accounts payable and accrued expenses                                     1,789,370             662,280
                                                                         -----------         -----------
 Net cash used in operating activities                                    (1,267,746)         (3,783,590)
                                                                         -----------         -----------

Cash flows from investing activities:
 Purchase of property and equipment                                          (59,328)           (664,574)
 Proceeds from sale of property and equipment                                    400               2,000
 Advance to affiliate                                                           --               (70,000)
                                                                         -----------         -----------
 Net cash used in investing activities                                       (58,928)           (732,574)
                                                                         -----------         -----------

Cash flows from financing activities:
 Issuance of common stock---Class A                                          100,000                --
 Issuance of common stock---Class B                                             --               750,000
 Issuance of preferred stock---Series C                                         --             1,600,000
 Issuance of preferred stock---Series E and F                              1,869,500                --
 Proceeds from notes payable                                                 708,229           1,676,973
 Proceeds from warrants exercised                                               --                55,875
 Payments on notes payable                                                      --              (169,000)
 Payments on leases                                                           (9,697)               --
 Proceeds from (advances to) affiliate                                       473,133                --
 Dividends paid on preferred stock                                              --              (385,348)
                                                                         -----------         -----------
 Net cash provided by financing activities                                 1,271,665           5,268,000
                                                                         -----------         -----------
 Net increase(decrease) in cash                                              (55,009)            751,836
 Cash, beginning of period                                                    80,009             182,881
                                                                         -----------         -----------

 Cash, end of period                                                     $    25,000         $   934,717
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

   The accompanying interim condensed consolidated financial statements of Cynet, Inc. ("Company") as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000, respectively, have been prepared on substantially the same basis as the Company's annual consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. The interim financial statements of the Company, which are included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.

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

INVENTORIES

    Product inventories are valued at lower of cost or market. Cost is determined on the basis of the first-in, first-out method (FIFO). During the first two quarters of 2001, the Company created an inventory reserve of $281,575 in anticipation of technological advances of new offerings in the wireless market.

INCOME TAXES

    Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

RESEARCH AND DEVELOPMENT

    Expenditures for research and development of telecommunication technology as it relates to fax broadcasting and to various customer interface and application needs are charged to expense as incurred. For the three months ended June 30, 2001 and 2000, research and development expenditures were approximately $55,770 and $617,580, respectively. For the six months ended June 30, 2001 and 2000, research and development expenditures were approximately $292,766 and $1,007,631, respectively.

REVENUE RECOGNITION

    Messaging revenues are recognized as services are performed. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. Revenues from sales of Wireless Cell/Modems are recognized when shipped to the ultimate customer.

GOODWILL

    Goodwill recorded in connection with the acquisition of CYNET Interactive, LLC was being amortized using the straight-line method over three years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no impairment exists at June 30, 2000 and 2001. Goodwill of $95,221 was written off as of December 31, 2000 in anticipation of the settlement agreement between the Company and AECsoft dated February 8, 2001. At June 30, 2001 no goodwill exists due to the settlement agreement with CYNET Interactive, LLC.

LOSS PER COMMON SHARE

    The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding.

  Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended June 30, 2001 and 2000, certain potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

RISKS AND UNCERTAINTIES

    The Company is subject to the business risks inherent in the Internet and business communications industries. These risks include, but are not limited to, a high degree of competition within the Internet and business communications industries and continuous technological advances. Future technological advances in the Internet and business communications industries may result in the availability of new services or products that could compete with the enhanced messaging and Internet services currently provided by the Company or decreases in the cost of existing products or services that could enable the Company's established or potential customers to fulfill their own needs for enhanced messaging and Internet services more cost efficiently. There can be no assurance that the Company would not be adversely affected in the event of such technological changes.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

    For the six months ended June 30, 2001 and 2000, the Company incurred net losses totaling $6,118,942 and $5,410,634, respectively, and at June 30, 2001 had total capital deficit of $7,403,265. Because of these recurring losses, the Company will require additional working capital to develop and support its technologies and business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or
(2) receives additional financing necessary to support the Company's working capital requirements.

    During the period from January 1, 2001 to June 30, 2001, the Company raised a total of $1.2 million through debt and equity financing agreements. Additionally, the Company intends to raise additional working capital through private placements, public offerings and/or bank financing.

    There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerintgs and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

    These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    Revenues decreased to $1,648,218 for the three months ended June 30, 2001 from $2,840,393 for the three months ended June 30, 2000. The decrease of $1,192,175 or 42% was attributable to a decrease in sales of the Company's fax broadcasting, Internet, data services and Wireless Cell/Modem product offerings. For the three months ended June 30, 2001 and 2000, revenues from the Company's Internet services represented 0% and 4%, respectively, of the Company's total revenues. For the three months ended June 30, 2001 and 2000, revenues from the Company's data services represented 8% and 9% respectively, of the Company's total revenues. For the three months ended June 30, 2001 and 2000, revenues from the Company's Wireless Cell/Modem product represented 0% and 4% respectively, of the Company's total revenues. In aggregate, for the three months ended June 30, 2001 and 2000, revenues from the Company's Internet, data services and Wireless Cell/Modem products represented 9% and 37%, respectively, of the Company's total revenues. Revenues from sales of broadcasting services decreased from $1,796,400 or 61% of revenues, during the three months ended June 30, 2000, to $1,537,798 or 91% of revenues during the three months ended June 30, 2001.

    Cost of revenues decreased to $990,920 for the three months ended June 30, 2001 from $1,156,094 for the three months ended June 30, 2000. The cost of revenues as a percentage of revenues increased to 60% for the three months ended June 30, 2001 as compared to 41% for the three months ended June 30, 2000. The decrease in cost of revenues of $165,174 or 14% was primarily attributable to decreases in revenues. Gross margins decreased to 40% for the three months ended June 30, 2001 from 59% for the three months ended June 30, 2000 due to lower margins associated with the addition of an inventory reserve for wireless cell/modems and write off of certain prospect list sales of which costs could not be recouped.

    Selling, and general and administrative expenses decreased to $2,530,802 for the three months ended June 30, 2001 from $3,323,923 for the three months ended June 30, 2000. The decrease of $793,121 was primarily attributable to decreases in staff due to the Company's restructuring activities.

    Depreciation and amortization remained relatively unchanged and was $318,368 for the three months ended June 30, 2001 compared to $318,207 for the three months ended June 30, 2000.

    Other expense totaled $206,227 for the three months ended June 30, 2001 compared to other expense of $769,694 for the three months ended June 30, 2000. The decrease in other expense was primarily attributable to a decrease in interest expense.

    The Company incurred a net loss of $2,398,099 for the three months ended June 30, 2001 compared to a net loss of $3,124,412 for the three months ended June 30, 2000. The decrease in net loss was due to the factors discussed above.

    Net loss per common share decreased to $0.07 from $0.13 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    Revenues decreased to $3,259,101 for the six months ended June 30, 2001 from $5,355,996 for the six months ended June 30, 2000. The decrease of $2,096,895 or 39% was attributable to a decrease in sales of the Company's fax broadcasting, Internet, data services and Wireless Cell/Modem product offerings. For the six months ended June 30, 2001 and 2000, revenues from the Company's Internet services represented 0% and 8%, respectively, of the Company's total revenues. For the six months ended June 30, 2001 and 2000, revenues from the Company's data services represented 9% and 10% respectively, of the Company's total revenues. For the six months ended June 30, 2001 and 2000, revenues from the Company's Wireless Cell/Modem product represented 1% and 4% respectively, of the Company's total revenues. In aggregate, for the six months ended June 30, 2001 and 2000, revenues from the Company's Internet, data services and Wireless Cell/Modem products represented 9% and 33%, respectively, of the Company's total revenues. Revenues from sales of broadcasting services decreased from $3,594,186 or 67% of revenues, during the six months ended June 30, 2000, to $3,021,891 or 91% of revenues during the three months ended June 30, 2001.

    Cost of revenues decreased to $2,026,769 for the six months ended June 30, 2001 from $2,664,890 for the six months ended June 30, 2000. The cost of revenues as a percentage of revenues increased to 62% for the six months ended June 30, 2001 as compared to 50% for the six months ended June 30, 2000. The decrease in cost of revenues of $638,121 or 24% was primarily attributable to decreases in revenue. Gross margins decreased to 38% for the six months ended June 30, 2001 from 50% for the six months ended June 30, 2000 due to lower margins associated with the addition of an inventory reserve for wireless cell/modems and write off of certain prospect list sales of which costs could not be recouped.

    Selling, and general and administrative expenses increased to $6,329,333 for the six months ended June 30, 2001 from $5,723,297 for the six months ended June 30, 2000. The increase of $606,036 was primarily attributable to an increase of approximately $1,103,620 in non-cash investor relations fees related to accrued stock and warrant rights, and amortization of prepaid investor relations fees of $53,910.

    Depreciation and amortization increased to $618,783 for the six months ended June 30, 2001 from $559,527 for the three months ended June 30, 2000. The increase was attributable primarily to the additions of computer equipment during the second half of fiscal year 2000.

    Other expense totaled $403,158 for the six months ended June 30, 2001 compared to other expense of $1,422,029 for the six months ended June 30, 2000. The decrease in other expense was primarily attributable to a decrease in interest expense of $883,594.

    The Company incurred a net loss of $6,118,942 for the six months ended June 30, 2001 compared to a net loss of $5,410,634 for the six months ended June 30, 2000. The increase in net loss was due to the factors discussed above.

    Net loss per common share decreased to $0.20 from $0.21 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $1,267,746 and $3,783,590 for the six months ended June 30, 2001 and 2000, respectively. The decrease in net cash used in operating activities for the six months ended June 30, 2001 was primarily due to the increase in the Company's accounts payable and accrued expenses of $1,120,267 and increases of approximately $1,904,562 in non-cash investor relations fees related to accrued stock and warrant rights.

    Net cash used in investment activities was $58,929 and $732,574 for the six months ended June 30, 2001 and 2000, respectively. These amounts were due primarily to capital expenditures for operating equipment, including computer equipment and software, furniture and fixtures and telecommunications equipment.

    Net cash provided by financing activities was $1,271,665 and $5,268,000 for the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001 the Company has obtained financing primarily through issuance of notes payable and advances from affiliates. For the six months ended June 30, 2000 the company obtained financing primarily through a series of private sales of Preferred C and Class A Common Stock and issuance of Notes Payable.

    As of June 30, 2001 the Company had a cash balance of $25,000 and a deficit working capital position of $8,222,847. In the first two quarters of 2001, the Company raised a total of $1,281,362 through private placements of debt and advances from affiliates.

    As of June 30, 2001 the Company's accrued expenses of $855,739 included $270,031 of federal payroll taxes payable that remain outstanding as of June 30, 2001.

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


                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      On May 8, 2001, Portuguese-American Leadership Council of U.S., Inc. filed a class action suit in the Superior Court of Washington, D.C. against the Company and its subsidiary, Worldwide Marketing Services, Inc., alleging the company sent unsolicited advertising to it and the class of plaintiffs in violation of the Telephone Communications Act of 1991 (Cause No. 01-0003479, in the Superior Court of the District of Columbia, Washington, D.C.). The plaintiff is seeking an unspecified amount of actual damages, punitive damages, cost of suit and attorney's fees. The Company's in-house counsel is defending this matter until such time as outside counsel is retained.

      On June 7, 2001, Prodigy Staffing, Inc. filed suit in County Court against the Company in reference to past due accounts payable owed by the Company (Cause No. 750,698, County Civil Court at Law No. 2, Harris County, Texas). The plaintiff is seeking $8,949 in actual damages, plus interest, reasonable attorney's fees and costs of suit pursuant to a contract for placement of temporary personnel with the Company. The Company's in-house counsel is defending this matter.

      On June 15, 2001, Lamarz Interests, Inc. filed suit in District Court against the Company and Cynet Holdings, LLC in reference to an alleged breach of a consulting agreement (Cause No. 2001-30561, in the 11th Judicial District Court, Harris County, Texas). The plaintiff is seeking $90,000 in actual damages, plus interest, reasonable attorney's fees and costs of suit pursuant to a consulting contract for services to be performed by the plaintiff. The Company's in-house counsel is defending this matter.

      On June 29, 2001, N3 Consulting, Inc., filed suit in County Court against the Company and one of the Company's officers, Samuel C. Beale, in reference to alleged breach of a consulting agreement (Cause No. 754772, County Civil Court at Law No. 2, Harris County, Texas). The plaintiff is seeking $41,040.00 in actual damages, plus interest, reasonable attorney's fees and costs of suit pursuant to a contract for professional services. The Company's in-house counsel is defending this matter.

      On July 2, 2001, Barclays Bank PLC filed suit in County Court against the Company in reference to an alleged overpayment on a customer's account (Cause No. 753,752, County Civil Court at Law No. 4, Harris County, Texas). The plaintiff is seeking $29,980 in actual damages, plus interest, reasonable attorney's fees and costs of suit pursuant to an alleged overpayment by wire transfer paying for services and/or certain rights the Company rendered to and/or transferred to the bank's customer. The Company's in-house counsel is defending this matter.

      The Company is a party to other legal proceedings, none of which the Company believes will have a material adverse effect on the Company.

 Item 2.  CHANGES IN SECURITIES

      On December 30, 2000, the Company and Wm. H. Murphy & Co., entered into a modified financing and consulting agreement pursuant to which the Company agreed to issue to Wm. H. Murphy & Co. 300,000 shares of the Company's Class A Common Stock.

      On May 25, 2001, the Company approved the issuance of 1,000,000 shares of the Company's Class A Common Stock to Daniel C. Lawson, a member of the Company's Board of Directors, for consulting services rendered to the Company from March 1999 through January 2001.

      On May 25, 2001, the Company ratified the May 9, 2001 employment agreement of Robert P. Demyanovich, employing him as the Company's president and chief operating officer. Pursuant to the employment agreement Mr. Demyanovich is to receive 1,000,000 shares of Class A Common Stock as a signing bonus and an additional 1,000,000 shares of Class A Common Stock each quarter that the Company generates positive cash flow from operations (EBITDA) up to an aggregate amount of 5,000,000 shares including the signing bonus. The Company did not achieve positive cash flow from operations in the second quarter of 2001.

      The Company believes each of the foregoing transactions described above was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

 Item 3.  DEFAULTS UPON SENIOR SECURITIES

      As of the date of the filing of this report, the Company's Series D, Series E, and Series F Preferred Stock had dividends in arrears of $435,307, $143,918, and $196,325, respectively. None of these dividends has been declared by the Board of Directors of the Company.

      Since February 7, 2001, the Company has been in default for nonpayment of its $750,000 secured loan from Compaq Computer Corporation ("Compaq").
      The loan from Compaq is secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 28, 2000 between the Company and Compaq. To the extent default on the loan continues, Compaq may exercise all rights and remedies of a secured party under Texas law in addition to all other rights and remedies granted to it pursuant to the security agreement. The loan bears a 15% annual default rate of interest which is payable monthly in arrears until the principal balance is paid in full. As the date of the filing of this report, the entire $750,000 principal amount of the loan, plus $64,117 in accrued interest was due and payable.

Item 5:   OTHER INFORMATION

      On May 9, 2001, the Company employed Robert P. Demyanovich as president and chief operating officer of the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

          3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2, No. 333-60765,filed September 17, 1999).

          3.2 Articles of Amendment to the Articles of Incorporation of the Company dated effective June 30, 2000 (incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-8, No. 333-63324 filed June 19, 2001).

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

          4.9 CYNET, Inc. 1997 Restated Stock Option Plan (as amended through June 28, 2000).

          10.1 Consulting Agreement, dated May 22, 2001, between the Company and Gareth Pursehouse (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-63324, filed June 19, 2001).

          10.2 Consulting Agreement, dated June 1, 2001, between the Company and Ron Brewer (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, No. 333-63324, filed June 19,
          2001).

          10.3 Consulting Agreement, dated June 8, 2001, between the Company and Sam McKinley (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, No. 333-63324, filed June 19, 2001).

          10.4 Employment Agreement, dated as of May 9, 2001, by and between the Company and Robert P. Demyanovich.

 Item 6(b): Reports on Form 8-K

          On April 11,2001 the Company filed a Form 8-K/A amending certain disclosures it made in a previous Form 8-K filed on October 17, 2000, concerning the resignation of BDO Seidman, LLP as the Company's independent certified public accountants effective October 12, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYNET, INC.
                                    (Registrant)


 Date: 08/20/01                     /S/ VINCENT W. BEALE, SR.
                                    -------------------------
                                    Vincent W. Beale, Sr., Chairman of the Board
                                    and Chief Executive Officer

 Date: 08/20/01                     /S/ R. GREG Smith
                                    -------------------------
                                    R. Greg Smith, Vice President and Chief
                                    Financial Officer