Form 10QSB
period 2001-09-30
CYNET INC
filed 2001-11-19
CIK 1027878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

     |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended September 30, 2001.

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

         58,792,763 shares of Class A Common Stock, no par value, as of November 15, 2001.

         268,015 shares of Class B Common Stock, no par value, as of November 15, 2001.

                                TABLE OF CONTENTS


                                                                                                                  Page
                                                                                                                  ----
PART I  FINANCIAL INFORMATION
ITEM 1:
Condensed Consolidated Balance Sheets as of September 30, 2001
         (unaudited) and December 31, 2000 (audited).........................................................       3
Condensed Consolidated Statement of Loss (unaudited) for
         the Three and Nine Months Ended September 30, 2001 and
         September 30, 2000..................................................................................       4
Condensed Consolidated Statement of Cash Flows
         (unaudited) for the Nine Months Ended September 30, 2001
         and September 30, 2000..............................................................................       5
Notes to Condensed Consolidated Financial Statements (unaudited).............................................       6
ITEM 2:
Management's Discussion and Analysis or Plan of Operation....................................................       8
Results of Operations........................................................................................       8
Liquidity and Capital Resources..............................................................................       9

PART II  OTHER INFORMATION
ITEM 1:
Legal Proceedings............................................................................................       10
ITEM 2:
Changes in Securities........................................................................................       11
ITEM 3:
Defaults Upon Senior Securities..............................................................................       11
ITEM 5:
Other Information............................................................................................       12
ITEM 6(A):
Exhibits.....................................................................................................       12
ITEM 6(B):
Reports on Form 8-K..........................................................................................       13
SIGNATURES...................................................................................................       14

                         PART I---FINANCIAL INFORMATION
                                   CYNET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,               December 31,
                                                                         2001                       2000
                                                                    -------------               ------------
                             ASSETS                                  (unaudited)                  (audited)
Current Assets:
     Cash                                                            $     25,744               $     80,009
     Accounts receivable:
         Trade, less allowance for doubtful accounts
              of $134,538 and $91,263 respectively                        247,145                    318,957
         Employees                                                          6,723                     11,961

     Inventory, less reserve of $422,363 and $140,788,
       respectively                                                       149,712                    582,400
     Work in Progress                                                           0                     62,200
     Prepaid expenses                                                       7,613                    141,892
     Other current assets                                                   8,355                     74,877
         Total Current Assets                                             445,292                  1,272,296

Property and Equipment, net                                             1,832,343                  2,687,293
                                                                     ------------               ------------
                                                                     $  2,277,635               $  3,959,589
                                                                     ============               ============
                 LIABILITIES AND CAPITAL DEFICIT

Current Liabilities:
     Accounts payable                                                $  5,885,495               $  4,937,364
     Accrued expenses                                                   1,272,975                    456,575
     Note Payable, including accrued interest                           1,950,596                    777,510
     Advances from affiliates                                             476,149                    895,000
     Accrued stock and warrant rights                                      50,000                    173,900
     Unearned Revenues                                                          0                     52,550
     Short term capital lease payable                                      16,301                     39,228
     Total Current Liabilities                                          9,651,516                  7,332,127
Long term capital lease payable                                            42,722                     39,228
Note Payable, non-current                                               1,258,310                          0
                                                                     ------------               ------------
     Total Liabilities                                                 10,952,548                  7,371,355
                                                                     ------------               ------------
Commitments and Contingencies

Capital Deficit:
     Cumulative Convertible Preferred Stock:
         Series D, non-voting, $1.25 stated value;
              4,000,000 shares authorized; 2,926,200
              and 3,331,200 shares issued and outstanding;              3,657,750                  4,164,000
         Series E, non-voting, $1,000 stated value;
              1,635 shares authorized; 1591 and 1601 shares
              issued and outstanding, respectively                      1,591,000                  1,601,000
         Series F, non-voting, $1,000 stated value;
              2,185 shares authorized; 2074 and 2184
              shares issued and outstanding, respectively               2,074,000                  2,184,000
     Common stock:
         Class A voting, no par value; 100,000,000
              shares authorized; 42,987,072 and 39,200,198
              Shares issued and outstanding, respectively              23,366,321                 21,040,380
         Class B nonvoting, no par value;
              20,000,000 shares authorized; 268,015 and
              1,018,015 shares issued and outstanding, respectively       544,744                  1,294,744
         Additional paid-in capital                                     3,380,985                  3,380,985
         Outstanding warrants                                           4,292,169                  3,112,506
         Accumulated Deficit                                          (47,581,882)               (40,189,381)
                                                                     ------------               ------------
                  Total Capital Deficit                                (8,674,913)                (3,411,766)
                                                                     ------------               ------------
                                                                     $  2,277,635               $  3,959,589
                                                                     ============               ============

                The accompanying notes are integral part of these
                  condensed consolidated financial statements.

                                   CYNET, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

                                                                 THREE MONTHS                    NINE MONTHS
                                                                    ENDED                            ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                             2001            2000            2001            2000
                                                        ------------    ------------    ------------     -----------
Revenues                                                $    990,447    $  2,062,762    $  4,249,548     $ 7,418,758
Cost of revenues                                             487,524       1,268,834       2,514,293       3,933,724
                                                        ------------    ------------    ------------     -----------
Gross profit                                                 502,923         793,928       1,735,255       3,485,034
                                                        ------------    ------------    ------------     -----------
Selling, general and administrative expenses               1,272,507       3,050,728       7,601,840       8,774,025
Depreciation and amortization                                294,260         287,057         913,043         846,584
                                                        ------------    ------------    ------------     -----------

Total operating expenses                                   1,566,767       3,337,785       8,514,883       9,620,609
                                                        ------------    ------------    ------------     -----------
Loss from operations                                      (1,063,844)     (2,543,857)     (6,779,628)     (6,135,575)
Other income (expense):
     Interest (net)                                         (207,317)       (128,099)       (787,594)     (1,589,232)
     Other (net)                                              (1,379)         (4,789)        175,740          34,315
                                                        ------------    ------------    ------------     -----------
Net loss before extraordinary item                        (1,272,540)     (2,676,745)     (7,391,482)     (7,690,492)
Loss on conversion of debt                                        --              --              --         396,887
                                                        ------------    ------------    ------------     -----------
Net loss before dividends on preferred stock              (1,272,540)     (2,676,745)     (7,391,482)     (8,087,379)
Dividends on Preferred Stock                                      --            (893)         (1,019)        (24,464)
Deemed dividend on convertible preferred stock                    --              --              --        (716,667)
Accretion on redeemable stock-net                                 --              --              --         103,299
Dividend requirements for preferred stock                   (147,292)             --        (922,841)        (56,228)
                                                        ------------    ------------    ------------     -----------
Net loss applicable to common stockholders              $ (1,419,832)   $ (2,677,638)   $ (8,315,342)   $ (8,781,439)
                                                        ============    ============    ============    ============
Net Loss per common share (basic and fully diluted):
Net loss applicable to common stockholders before
     extraordinary loss                                 $      (0.03)   $      (0.09)        $ (0.23)        $ (0.29)
Extraordinary loss on early retirement of debt                    --              --              --           (0.01)
                                                        ------------    ------------    ------------     -----------

Net loss per common share                               $      (0.03)   $      (0.09)        $ (0.23)        $ (0.30)
                                                        ============    ============    ============    ============

Weighted Average Common Shares Outstanding                42,569,684      30,255,673      36,857,757      29,216,820
                                                        ============    ============    ============    ============

                The accompanying notes are integral part of these
                  condensed consolidated financial statements.

                                   CYNET, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Nine Months Ended
                                                                           September 30,           September 30,
                                                                                2001                     2000
                                                                           -------------           -------------
     Cash flows from operating activities:
     Net loss                                                              $(7,391,482)              $(8,087,379)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation and amortization                                             913,878                   846,584
     Amortization of debt discount                                                  --                 1,349,571
     Loss on disposal of equipment                                                  --                     1,133
     Provision for bad debts                                                    85,388                   123,557
     Write off of debt cost and unamortized debt discount                           --                   396,887
     Adjustment to rescission offer                                                 --                   (10,600)
     Stock and warrant rights issued for loan costs and services             1,904,562                        --
     Changes in assets and liabilities:
     Inventory                                                                 432,687                (1,153,000)
     Prepaid expenses and other assets                                         140,443                  (519,015)
     Accounts receivable                                                       114,220                  (306,647)
     Accounts payable and accrued expenses                                   2,250,442                   750,588
                                                                           -----------               -----------
     Net cash used in operating activities                                  (1,549,862)               (6,608,321)
                                                                           -----------               -----------
Cash flows from investing activities:
     Purchase of property and equipment                                        (59,328)                 (741,243)
     Proceeds from sale of property and equipment                                  400                     2,100
     Proceeds from affiliate                                                        --                    60,000
     Advance to affiliate                                                           --                   (70,000)
                                                                           -----------               -----------
     Net cash used in investing activities                                     (58,928)                 (749,143)
                                                                           -----------               -----------

Cash flows from financing activities:
     Issuance of common stock---Class A                                        100,000                 2,000,000
     Issuance of common stock---Class B                                             --                   750,000
     Issuance of preferred stock---Series C                                         --                 1,600,000
     Issuance of preferred stock---Series E and F                                   --                 1,869,500
     Proceeds from notes payable                                             1,019,884                 1,676,973
     Proceeds from warrants exercised                                               --                   116,375
     Payments on notes payable                                                 (77,156)                 (169,000)
     Debt offering costs                                                            --                  (130,000)
     Payments on leases                                                       (19,433)                        --
     Proceeds from (advances to) affiliate                                     531,230                        --
     Dividends paid on preferred stock                                              --                  (385,348)
                                                                           -----------               -----------
     Net cash provided by financing activities                               1,554,525                 7,328,500
                                                                           -----------               -----------
     Net increase(decrease) in cash                                            (54,265)                  (28,964)
     Cash, beginning of period                                                  80,009                   182,881
                                                                           -----------               -----------
     Cash, end of period                                                   $    25,744               $   153,917
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

         The accompanying interim condensed consolidated financial statements of Cynet, Inc. ("Company") as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000, respectively, have been prepared on substantially the same basis as the Company's annual consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. The interim financial statements of the Company, which are included herein, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB.

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

INVENTORIES

         Product inventories are valued at lower of cost or market. Cost is determined on the basis of the first-in, first-out method (FIFO). During the first three quarters of 2001, the Company created an inventory reserve of $422,362 in anticipation of technological advances of new offerings in the wireless market.

INCOME TAXES

         Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

RESEARCH AND DEVELOPMENT

         Expenditures for research and development of telecommunication technology as it relates to fax broadcasting and to various customer interface and application needs are charged to expense as incurred. For the three months ended September 30, 2001 and 2000, research and development expenditures were approximately $18,841 and $675,356, respectively. For the nine months ended September 30, 2001 and 2000, research and development expenditures were approximately $311,607 and $1,682,658, respectively.

REVENUE RECOGNITION

         Messaging revenues are recognized as services are performed. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. Revenues from sales of Wireless Cell/Modems are recognized when shipped to the ultimate customer.

GOODWILL

         Goodwill recorded in connection with the acquisition of CYNET Interactive, LLC was being amortized using the straight-line method over three years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. Goodwill of $95,221 was written off as of December 31, 2000 in anticipation of the settlement agreement between the Company and AECsoft dated February 8, 2001. At September 30, 2001 no goodwill exists due to the settlement agreement with CYNET Interactive, LLC.

LOSS PER COMMON SHARE

         The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding.

         Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the nine months ended September 30, 2001 and 2000, certain potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

         For the nine months ended September 30, 2001 and 2000, the Company incurred net losses totaling $7,391,482 and $8,087,379, respectively, and at September 30, 2001 had a total capital deficit of $8,674,913. Because of these recurring losses, the Company will require additional working capital to develop and support its technologies and business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support the Company's working capital requirements.

         During the period from January 1, 2001 to September 30, 2001, the Company raised a total of $1.6 million through debt and equity financing agreements. Additionally, the Company intends to raise additional working capital through private placements, public offerings and/or bank financing.

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

NOTE 3 - SUBSEQUENT EVENTS

On November 8, 2001, the Company's Board of Directors ratified the acquisition of Financial Warfare, Inc.'s database of members. By the end of November 2001, the Company intends to provide a new class of enchanced communication services to this base of members for a fixed annual subscription fee, sell this class of service to the extended relations of the database of members and the Company intends to sell this service to the general public beginning in February 2002.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues decreased to $990,447 for the three months ended September 30, 2001 from $2,062,762 for the three months ended September 30, 2000. The decrease of $1,072,315 or 52% was attributable to a decrease in sales of the Company's fax broadcasting, Internet, data services and Wireless Cell/Modem product offerings. For the three months ended September 30, 2001 and 2000, revenues from the Company's Internet services represented 0% and 6%, respectively, of the Company's total revenues. For the three months ended September 30, 2001 and 2000, revenues from the Company's data services represented 2% and 11% respectively, of the Company's total revenues. For the three months ended September 30, 2001 and 2000, revenues from the Company's Wireless Cell/Modem product represented 1% and 4% respectively, of the Company's total revenues. In aggregate, for the three months ended September 30, 2001 and 2000, revenues from the Company's Internet, data services and Wireless Cell/Modem products represented 3% and 21%, respectively, of the Company's total revenues. Revenues from sales of broadcasting services decreased from $1,635,865 or 79% of revenues, during the three months ended September 30, 2000, to $924,720 or 94% of revenues during the three months ended September 30, 2001. The Company introduced Mail2Media services which accounted for revenues of $29,480 or 3% of the Company's total revenues for the three months ended September 30, 2001.

         Cost of revenues decreased to $487,524 for the three months ended September 30, 2001 from $1,268,834 for the three months ended September 30, 2000. The cost of revenues as a percentage of revenues decreased to 49% for the three months ended September 30, 2001 as compared to 62% for the three months ended September 30, 2000. The decrease in cost of revenues of $781,310 or 62% was primarily attributable to decreases in revenue. Gross margins increased to 51% for the three months ended September 30, 2001 from 38% for the three months ended September 30, 2000 primarily due to a lower long distance costs as a result of a new contract with a primary carrier.

         Selling, and general and administrative expenses decreased to $1,272,507 for the three months ended September 30, 2001 from $3,050,728 for the three months ended September 30, 2000. The decrease of $1,778,221 was primarily attributable to decreases in staff and related overhead expenses due to the Company's restructuring activities.

         Depreciation and amortization remained relatively unchanged and was $294,260 for the three months ended September 30, 2001 compared to $287,057 for the three months ended September 30, 2000.

         Other expense totaled $208,696 for the three months ended September 30, 2001 compared to other expense of $132,888 for the three months ended September 30, 2000. The increase in other expense was primarily attributable to an increase in interest expense.

         The Company incurred a net loss of $1,419,832 for the three months ended September 30, 2001 compared to a net loss of $2,677,638 for the three months ended September 30, 2000. The decrease in net loss was due to the factors discussed above.

         Net loss per common share decreased to $0.03 from $0.09 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues decreased to $4,249,548 for the nine months ended September 30, 2001 from $7,418,758 for the nine months ended September 30, 2000. The decrease of $3,169,210 or 43% was attributable to a decrease in sales of the Company's fax broadcasting, Internet, data services and Wireless Cell/Modem product offerings. For the nine months ended September 30, 2001 and 2000, revenues from the Company's Internet services represented 0% and 8%, respectively, of the Company's total revenues. For the nine months ended September 30, 2001 and 2000, revenues from the Company's data services represented 8% and 10% respectively, of the Company's total revenues. For the nine months ended September 30, 2001 and 2000, revenues from the Company's Wireless Cell/Modem product represented 0% and 4% respectively, of the Company's total revenues. In aggregate, for the nine months ended September 30, 2001 and 2000, revenues from the Company's Internet, data services and Wireless Cell/Modem products represented 8% and 22%, respectively, of the Company's total revenues. Revenues from sales of broadcasting services decreased from $5,822,660 or 78% of revenues, during the nine months ended September 30, 2000, to $3,873,317 or 91% of revenues during the nine months ended September 30, 2001. The Company introduced Mail2Media services that accounted for revenues of $29,480 or 1% of the Company's total revenues for the nine months ended September 30, 2001.

         Cost of revenues decreased to $2,514,293 for the nine months ended September 30, 2001 from $3,933,724 for the nine months ended September 30, 2000. The cost of revenues as a percentage of revenues increased to 59% for the nine months ended September 30, 2001 as compared to 53% for the six months ended September 30, 2000. The decrease in cost of revenues of $1,419,431 or 36% was primarily attributable to decreases in revenue. Gross margins decreased to 41% for the nine months ended September 30, 2001 from 47% for the nine months ended September 30, 2000 due to decreases in revenue.

         Selling, and general and administrative expenses decreased to $7,601,840 for the nine months ended September 30, 2001 from $8,774,025 for the nine months ended September 30, 2000. The decrease of $1,172,185 was primarily attributable to a decrease in research and development costs.

         Depreciation and amortization increased to $913,043 for the nine months ended September 30, 2001 from $846,584 for the nine months ended September 30, 2000. The increase was attributable primarily to the additions of computer equipment during the second half of fiscal year 2000.

         Other expense totaled $611,854 for the nine months ended September 30, 2001 compared to other expense of $1,554,917 for the nine months ended September 30, 2000. The decrease in other expense was primarily attributable to a decrease in interest expense of $801,638. In the second quarter of 2000, the Company incurred a non-cash interest charge of approximately $706,000 as a result of the conversion of a promissory note to Preferred E and F shares.

         The Company incurred a net loss of $8,315,342 for the nine months ended September 30, 2001 compared to a net loss of $8,781,439 for the nine months ended September 30, 2000. The decrease in net loss was due to the factors discussed above.

         Net loss per common share decreased to $0.23 from $0.30 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $1,549,862 and $6,608,321 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net cash used in operating activities for the nine months ended September 30, 2001 was primarily due to the decrease in revenue, the increase in the Company's accounts payable and accrued expenses of $1,499,854 and increases of approximately $1.9 million in non-cash investor relations fees related to accrued stock and warrant rights.

         Net cash used in investment activities was $58,928 and $749,143 for the nine months ended September 30, 2001 and 2000, respectively. These amounts were due primarily to capital expenditures for operating equipment, including computer equipment and software, furniture and fixtures and telecommunications equipment.

         Net cash provided by financing activities was $1,554,525 and $7,328,500 for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001 the Company has obtained financing primarily through issuance of notes payable and advances from affiliates. For the nine months ended September 30, 2000 the Company obtained financing primarily through a series of private sales of its Series Preferred C and Class A Common Stock and issuance of Notes Payable.

         As of September 30, 2001 the Company had a cash balance of $25,744 and a deficit working capital position of $9,206,224. In the first three quarters of 2001, the Company raised a total of $1,651,114 through private placements of debt and advances from affiliates.

         As of September 30, 2001 the Company's accrued expenses of $1,272,975 included $472,376 of federal payroll taxes payable that were outstanding as of September 30, 2001.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On April 10, 2001, Thomas Kelly Associates, L.L.C. ("TKA") made a claim against the Company in arbitration before the American Arbitration Association, Dallas, Texas region (Arbitration Case No. 70-117-00159-01) to collect on an alleged $908,800 of unpaid fees for software development work performed on the company's behalf and for the payment of interest on the debt and attorney's fees associated with their collection attempts. On October 8, 2001, TKA received an arbitration award of $841,190.00 plus post-award interest of 10% per annum from the date of the award. On November 8, 2001, TKA filed suit in the Harris County District Court (Cause No. 2001-53861) to enforce the arbitration award. On November 12, 2001, the Company voluntarily accepted the entry of the District Court affirming the arbitration award and the Company entered into an agreement with TKA to pay the arbitration award/judgment in installments.

         On March 16, 2001, The Weiss Law Firm ("WLF") made a claim against the Company in arbitration before the American Arbitration Association to collect on an alleged $19,280.00 of unpaid legal fees for representing certain officers of the Company in a customer complaint case (Arbitration Case No. 70 194 00008 01, in the Dallas, Texas region) and for the payment of interest on the debt and attorney's fees associated with WLF's collection attempts. On June 19, 2001, WLF received an arbitration award against the Company for $20,912.37 plus post-award interest of 10% per annum from the date of the award. On July 19, 2001, WLF filed suit in the Harris County District Court (Cause No. 2001-36444) to enforce the arbitration award. WLF and the Company are presently seeking to resolved the payment matter by the end of November 2001.

         The Company is a party to other legal proceedings, none of which the Company believes will have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

         On July 10, 2001, Triton Private Equities, L.P., exchanged 10 shares of the Company's Series E Convertible Preferred Stock for 303,371 shares of the Company's Class A Common Stock pursuant to the terms of the Series E Convertible Preferred Stock and the May 30, 2000 Securities Purchase Agreement entered into with the Company.

         On September 4, 2001, The Shaar Fund, L.P., exchanged 10 shares of the Company's Series F Convertible Preferred Stock for 925,926 shares of the Company's Class A Common Stock pursuant to the terms of the Series F Convertible Preferred Stock and the May 30, 2000 Securities Purchase Agreement entered into with the Company.

         On November 8, 2001, the Company ratified a compromise and settlement agreement with the holders of the Series D Preferred Stock to issue them 2,055,691 shares of the Company's Class A Common Stock in lieu of $435,307 of accrued cash dividends.

         On November 8, 2001, the Company approved the creation of three new series of preferred stock to be designated Series G Voting Preferred Stock, Series H Preferred Stock and Series I Preferred Stock.

         On November 8, 2001, the Company approved the purchase of the membership database of Financial Warfare, Inc. by the issuance to the seller's parent company, Covenant Econet, Inc. of 10,000,000 shares of the Company's Class A Common Stock and the future issuance of 20 shares of the Company's Series H Preferred Stock which preferred stock will have the ability to be exchanged for 20,000,000 when and if the Company's shareholders vote to increase the number of authorized shares of Class A Common Stock to accommodate such exchange.

         On November 8, 2001, the Company approved entering into a consulting agreement with Marcus Dukes whereby Dukes would be issued 1,500,000 shares of the Company's Class A Common Stock, among other compensation, for services to be rendered to the Company from November 2001 through November 2002. The shares are to be delivered upon execution of the agreement.

         On November 8, 2001, the Company approved entering into a consulting agreement with Teresa Hodge whereby Hodge would be issued 1,500,000 shares of the Company's Class A Common Stock, among other compensation, for services to be rendered to the Company from November 2001 through November 2002. The shares are to be delivered upon execution of the agreement.

         On November 8, 2001, the Company approved entering into a consulting agreement with Ralph Dennis whereby Dennis would be initially issued 250,000 shares of the Company's Class A Common Stock and up to an additional 750,000 shares of the Company's Class A Common Stock over the term of the agreement, among other compensation, for services to be rendered to the Company from November 2001 through November 2002. The shares are to be delivered upon execution of the agreement.

         On November 8, 2001, the Company approved entering into a consulting agreement with Larry Trotter whereby Trotter would be initially issued 250,000 shares of the Company's Class A Common Stock and up to an additional 750,000 shares of the Company's Class A Common Stock over the term of the agreement, among other compensation, for services to be rendered to the Company from November 2001 through November 2002. The shares are to be delivered upon execution of the agreement.

         On November 8, 2001, the Company approved entering into a consulting agreement with Eric Clark whereby Clark would be initially issued 250,000 shares of the Company's Class A Common Stock and up to an additional 750,000 shares of the Company's Class A Common Stock over the term of the agreement, among other compensation, for services to be rendered to the Company from November 2001 through November 2002. The shares are to be delivered upon execution of the agreement.

         The Company believes each of the foregoing transactions described above was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

         Warrants with the right to purchase 2,977,825 shares of Class A Common Stock for an exercise price between $1.00 and $2.00 per share expired without being exercised by the various warrant holders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of the date of the filing of this report, the Company's Series D, Series E, and Series F Preferred Stock had dividends in arrears of $517,606, $173,142, and $232,093, respectively. None of these dividends have been declared by the Board of Directors of the Company. On November 8, 2001 the Company's Board of Directors ratified an agreement with the holders of the Series D Preferred Stock to issue them 2,055,691 shares of the Company's Class A Common Stock in lieu of $435,307 of accrued cash dividends.

         Since February 7, 2001, the Company has been in default for nonpayment of its $750,000 secured loan from Compaq Computer Corporation ("Compaq"). The loan from Compaq is secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 28, 2000 between the Company and Compaq. To the extent default on the loan continues, Compaq may exercise all rights and remedies of a secured party under Texas law in addition to all other rights and remedies granted to it pursuant to the security agreement. The loan bears a 15% annual default rate of interest which is payable monthly in arrears until the principal balance is paid in full. The entire $750,000 principal amount of the loan, plus $78,040 in accrued interest was due and payable as of September 30, 2001. As the date of the filing of this report, $95,376 in accrued interest was due and payable on the loan.

ITEM 5:   OTHER INFORMATION

         As of November 19, 2001, the Company has $589,873.59 in accrued but unpaid federal employment taxes which the Company intends to retire through subsequent financings.

         On November 8, 2001, the Company's Board of Directors ratified the acquisition of Financial Warfare, Inc.'s database of members. By the end of November 2001, the Company intends to provide a new class of enhanced communication services to this base of members for a fixed annual subscription fee, sell this class of service to the extended relations of the database of members and the Company intends to sell this service to the general public beginning in February 2002.

         Gerald M. McIntosh and Robert ("Greg") Smith resigned from the Company's Board of Directors effective November 8, 2001.

         The Company appointed Bishop Larry D. Trotter to replace Gerald M. McIntosh on the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None.



Item 6(b): Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYNET, INC.
                                    (Registrant)


Date: 11/19/01                       /s/ VINCENT W. BEALE, SR.
                                    --------------------------------------------
                                    Vincent W. Beale, Sr., Chairman of the Board
                                    and Chief Executive Officer

Date: 11/19/01                       /s/ R. GREG SMITH
                                    --------------------------------------------
                                    R. Greg Smith, Vice President and Chief
                                    Financial Officer