Form 10KSB
period 2001-03-31
CYNET INC
filed 2002-05-16
CIK 1027878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
 /X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

       Registrant's telephone number, including area code: (800) 964-2963

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                       Class A Common Stock, no par value
                       Class B Common Stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/.

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

       Issuer's revenues for its most recent fiscal year were $4,970,004.

As of May 2, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,007,370, based on the closing sale price of such common equity on that date.

As of May 2, 2002, 70,252,073 shares of the issuer's Class A Common Stock were outstanding and 268,015 shares of the issuer's Class B Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                   Documents incorporated by reference: None.

                                   CYNET, INC.

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2001

                                      INDEX

                                                                                                 PAGE

PART I..............................................................................................2

   Item 1.     Description of Business..............................................................2
   Item 2.     Description of Properties............................................................8
   Item 3.     Legal Proceedings....................................................................9
   Item 4.     Submission of Matters to a Vote of Security Holders.................................12

PART II............................................................................................13

   Item 5.     Market for Common Equity and Related Stockholder Matters............................13
   Item 6.     Management's Discussion and Analysis or Plan of Operation...........................14
   Item 7.     Financial Statements................................................................18
   Item 8.     Changes in and Disagreements With  Accountants on Accounting and Financial
               Disclosure..........................................................................18

PART III...........................................................................................19

   Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with
               Section 16(a) of the Exchange Act...................................................19
   Item 10.    Executive Compensation..............................................................21
   Item 11.    Security Ownership of Certain Beneficial Owners and Management......................26
   Item 12.    Certain Relationships and Related Transactions......................................28
   Item 13.    Exhibits and Reports on Form 8-K....................................................31

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

     - CYNET's ability to improve its current business and financial condition.

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

INTRODUCTION

     CYNET is a Texas corporation founded in 1995 to become a provider of fax broadcasting services to business customers. Since the change of control and management that occurred in 1998, we transformed the Company from a privately-owned fax broadcasting business with significant securities law liabilities into a publicly reporting eMessaging solution provider, incorporating full eMessaging, convergent messaging and wireless messaging capabilities. We have incurred significant costs in the pursuit of this strategy financed, primarily, by a combination of private equity and debt financing transactions. During 2000, we raised approximately $6,500,000 in equity funding from institutional investors through the issuance of our Series, D, E and F Preferred Stock. We also obtained approximately $2,500,000 in debt financing from private sources, including Cynet Holdings, LLC., one of our largest shareholders. Nevertheless, the costs of pursuing our business strategy substantially exceeded our ability to generate revenues, resulting in an operating loss of $12,309,985 in 2000. Beginning in the last quarter of 2000 and throughout 2001, we took steps to aggressively reduce our expenses and curtail our business operations in order to move the Company closer to profitability. Reductions were not completed in enough time to prevent us from incurring an operating loss of $8,782,915 in 2001. In addition, the downturn in the capital markets for technology businesses during 2001 significantly reduced our ability to raise additional equity capital to finance our business. During 2001 we obtained only $1,847,810 in outside financing. As a result, we incurred an operating loss of $8,782,915 in 2001. Our business and financial condition also caused us to default on many of our obligations to customers, suppliers and other trade creditors during 2000 and 2001. These defaults have led to our involvement in a significant number of legal proceedings described in the "Legal Proceedings" section of this report.

     The circumstances described above have made it difficult for the Company to meet its financial obligations in a timely manner and raise substantial doubt about the Company's ability to continue as a going concern. At December 31, 2001, we had a working capital deficit of approximately $10,231,436. While we have substantially reduced our operating expenses for 2002 as compared with 2001, we have experienced reductions in revenue and are continuing to experience negative cash flow.

     Our management is working on a restructuring plan to enable us to continue our operations. Our primary goal has been to expand our operating revenues without significant cost increases. At March 31, 2002 we employed fewer than 20 persons as compared with approximately 80 employees at March 31, 2001 and 120 employees at March 31, 2000. For the remainder of 2002, we expect to achieve or exceed prior year revenues with fewer than 30 employees while holding down non-employee costs to minimum levels. In April 2002, the National Urban Coalition ("NUC") endorsed us as the exclusive telecommunications back bone for their National Information Network with expected national rollout in our 2002 fiscal year. As a result of our work with the NUC and similar organizations, we expect our revenues will increase in 2002 over 2001. On March 8, 2002, we reached an agreement with the Augustine Fund, L.P. to provide us with up to $1,200,000 of debt financing in 2002 based upon our financial performance and other conditions acceptable to Augustine. Between March 8, 2002 and May 2, 2002 Augustine provided us approximately $120,000 in debt financing pursuant to this agreement. In addition, we are attempting to convert obligations to our trade and judgment creditors into longer term debt obligations in order to improve our cash flow position. We expect the Augustine financing, together with expected increases in revenue, will help us close the negative cash flow gap; provided we are able to restructure our obligations to trade and judgment creditors. Nevertheless, our ability to continue operations may require additional debt or equity financing as well as extraordinary debt relief to support our working capital needs. No assurance can be given that such additional financing and debt relief will be available on terms acceptable to us. Further, any future financing transactions would likely be dilutive to our existing shareholders. If working capital deficits continue, we may be forced to curtail our operations.

     For a more detailed presentation of our business and financial condition, as well as our prospects for the future, see "Management's Discussion and Analysis or Plan or Operation."

SERVICES

     We are continuing our efforts to provide products and services through our eMessaging product line by capitalizing on the evolution of the Internet and email in business communications and personal messaging.

     In 1998, we combined our fax broadcasting services with multiple communication media to form an integrated communications tool. Our eMessaging simplifies business communications by using a specialized software and interfaces to control all communication options, including an integrated mix of email, fax, data, and voice messaging.

     Our Worldwide Marketing division features eMarketing lists and data for organizations that perform mass distribution of faxes, email or voice messages. Internet marketers can also strategically target potential customers via permission based email.

     In February 2000, we announced the launch of CYNET Wireless, which focuses on the development of wireless technology and applications. Today, Cynet Wireless offers Wireless Mobile Messaging through its mobile messaging service which gives individual subscribers the ability to combine their fax, email, and voice messaging into a single inbox, which can be accessed and managed from multiple devices such as mobile phones, desk-top, laptop and handheld computers and regular phones. Other special features include a calendar and contact address book.

STRATEGY

     Our strategy is to position the Company as a communications service provider integrating eMessaging and wireless mobile messaging. The open architecture and tight integration of our eMessaging services with Microsoft Exchange and Lotus Notes allows many Fortune 500 companies to deploy an ebusiness messaging solution that users can easily access and utilize throughout the organization. As a standalone application, the CYNET suite of eMessaging solutions enables customers to eliminate redundant and costly fax machines, while improving worker productivity by bringing complete eMessaging capabilities directly to employee desktops.

     By combining leading-edge server, network and communications technologies with an open, flexible system architecture to deliver the capabilities of its business solutions, we can usually reduce the cost of the solution and integrate its components with the existing infrastructure already in place within the organization.

     Our sales efforts are directed toward small to medium-sized companies for our full complement of eMessaging services, Fortune 500 companies and large associations and entities for our specialized application eMessaging services to replace fax machines in their work environment, and professional and individual users for our mobile messaging services.

CURRENT MESSAGING AND INTERNET MARKET

     In an age when an electronic environment of pagers, emails, and cellular devices functions as the core of business communications, we have considered whether traditional facsimile transmission remains a viable means of business communications. Our research and analysis show that the number of pages of documents transmitted by fax in 2001 grew approximately 40% over the number of pages transmitted in 2000 as predicted by industry analysts. In addition, faxing continues to be the preferred method of transmitting an urgent message whose delivery requires confirmation of receipt such as recall notices, legal notices, and similar communications. In the confluence of communication methods today, we believe fax transmission has found a niche even while its use has changed from one centered around the fax machine to one with the ability to view, print, store and forward a fax from one's desktop computer or email account.

     From the 1990's and through the present time, email transmissions have gained prominence in business and personal communications. In a recent study, more than 70% of the estimated 78 million remote workers in the United States believed that their most critical remote application was email. THE

MESSAGE, Volume 2, Issue Number 2, March 2002. Even traditional non-technical persons like grandmothers are getting on the email bandwagon with email picture postcards and weekly messages at home instead of telephone calls and printed mail from family members. Industry reports predict that during 2002 companies will spend $1.8 billion on email marketing campaigns as compared with $400 million spent in 2000. IDC, a technology research firm, predicts that worldwide there will be 941.8 million Internet users by 2005 up from 497.7 million users in 2001.

     According to industry sources, unified messaging is expected to grow from $290 million in revenue recorded in 2000 to more than $6 billion in revenue in 2005.

     The new face of communications combines the telephone (landline and mobile), fax, email, unified messaging, radio and television converging on the Internet. We describe such integration of email, voice, fax and the Internet as "eMessaging," and we have built upon our fax background to provide eMessaging solutions for businesses and individuals.

OPERATIONS

     Our services are customer driven using standard Internet connections or Microsoft WindowsTM based desktop client software which electronically transfers the customer's message and delivery instructions to us (such as fax, email addresses, and merge fields for personalizing the message). The customer elects when and how to transfer the document and delivery instructions to us (using the Internet (email) or a direct dial (modem-to-modem) connection). We receive the document and delivery instructions in an electronic format and automatically execute those instructions without the necessity of human intervention. The instructions may be to broadcast a document or voice message, deliver a point-to-point message or terminate a fax in the recipient's email box. Our operational system connects the delivery instructions with the customer's document, organizes the packets of data and transmits the information to the destination telephone numbers or email addresses as designated.

     Our technical staff monitors customer jobs to ensure that the system is efficiently delivering the jobs. Our customer service staff is available on an extended schedule to assist customers with questions concerning the submission of jobs, the status of the jobs or any problems needing resolution.

     Our operations include Network Operations (technicians to monitor the servers and messaging queues), Customer Service, and Engineering (developers for custom messaging).

     The Company uses various long distance carriers to provide least cost routing of its services. Major telecommunications carriers have competed and are expected to continue to compete to obtain us as a customer. Deregulation in the telecommunications industry has enabled the Company to enter into agreements with several carriers to provide long distance service at cost-effective rates.

     We intend to add additional telecommunications facilities and enhance our network infrastructure to meet the anticipated traffic needs and maintain excess capacity to accommodate expected increases in demand for our services.

     We have developed safeguards to minimize the impact of power outages and other operational problems. We have installed power backup systems at our computer center in Houston, Texas to provide an uninterrupted power supply in the event of a disruption in local utility services. We have not suffered any material interruption in our business due to power outages or similar problems. As we grow, we intend to add another primary computer center hub for back up and expansion or collocation.

OUR LINE OF MESSAGING PRODUCTS AND SERVICES

     Our products and services include:

     - Fax Broadcast: Mass-distribution of documents at a scheduled date and time.
     -    Fax-to-Email: Automatically receive faxes into your email inbox.
     - Direct Fax: (Desk-top Fax) Send point-to-point faxes directly from your desktop.

     - Email-to-Fax: Send fax messages from your email account or the Internet
     -    Wireless Mobile Messaging
     -    Convergent Messaging Solutions
     -    Convergent Messaging
     -    Online access to our products and services

FAX BROADCAST

     Fax Broadcast makes fax communications to a widespread audience fast, easy, and convenient. Fax Broadcast faxes to multiple recipients worldwide directly from your computer. Messages can be sent instantly as high-priority documents or they can be scheduled in advance for release on a specified date and time.

FAX-TO-EMAIL

     Recipients automatically receive faxes into their email accounts. Fax-to-Email transforms fax transmissions into email documents and reroutes each inbound message to the recipient's email account. Once the message is received, the CYNET Messaging(TM) solution lets users view and print each fax document in its original format.

DIRECT FAX (DESK-TOP FAX)

     Send single or multiple page faxes directly from the desktop PC. As a convenient alternative to traditional corporate faxing, where multiple users share a single fax machine, this Web-based service dramatically simplifies the process of faxing, reduces company spending, and provides users with an accessible archive of their transmissions.

EMAIL-TO-FAX

     Email-to-fax sends fax messages from any email account or the Internet to one or multiple fax machines.

WIRELESS MOBILE MESSAGING

     Wireless Mobile messaging combines fax, email, and voice messaging into a single inbox, which can be accessed and managed from multiple devices such as mobile phones, desk-top, laptop and handheld computers and regular phones. Other special features include a calendar and contact address book.

CYNETONLINE

     CYNETonline is an Internet Web Browser interface to our eMessaging services, reports and logs.

CYNET REMOVE ME SERVICE

     This is a voice response system for the automatic capture of removal list data.

WORLDWIDE MARKETING SERVICES

     We purchase eMarketing lists and data for fax, email and voice broadcast databases including permission based (opt-in) marketing lists.

EQUIPMENT SAFEGUARDS AND SUPPLIERS

     Our success is largely dependent upon the efficient and uninterrupted operation of our eMessaging services and Internet system infrastructure. Our systems and operations are vulnerable to damage or interruption from fire, earthquake or other natural disaster and from power loss, telecommunications failure, break-ins and similar events. Furthermore, the hardware, software and network systems we developed are relatively new and, therefore, have not withstood the demands of the larger volume associated with our revenue projections. Substantially all of our computing equipment is readily available from large, well-known suppliers.

CUSTOMERS

     Historically, our customers have consisted of small and medium-size businesses with business messaging needs. Customers purchase messaging services from us pursuant to specific purchase orders and other short-term arrangements. Presently, we target small to medium sized corporations and individual clients. We also provide special applications for enterprise corporations and Fortune 500 companies. Although we actively pursue long-term contracts with our present customers and prospects, no single customer accounted for more than 10% of our revenues during the years ended December 31, 2001 and 2000.

SALES AND MARKETING

     From our inception through 1997, we marketed our products and services almost exclusively through a telephone sales program. Our marketing strategy was price-based selling and we sought to acquire customers by providing the lowest cost service in the messaging industry. Beginning in 1998, we underwent a fundamental shift away from price-based selling to solution-based selling and increased our offerings to include more value-added services.

     To enhance the promotion and sale of our solution-based suite of products and services, we expanded and reorganized our sales force during 1999 with the goal of developing and maintaining a professional sales team consisting of individuals with specialized and technical knowledge. As of April 9, 2002, we employed a team of 7 sales and support personnel in our Houston, Texas office. We engage in telephone and direct contact with customers and prospects as part of our marketing efforts. We also actively seek to forge strategic alliances to enable us to market our products and services through alternate distribution channels. We will continue to utilize, as part of our marketing campaign (i) advertisements in trade journals, (ii) television and radio promotions, (iii) concentrated marketing through large reseller channels, (iv) Internet-based advertising and promotions, (v) Internet business solutions seminars and (vi) participation in trade shows, and direct promotions through affinity niche organizations.

STRATEGIC RELATIONSHIPS

     We are actively pursuing strategic relationships that we believe will complement our existing services or increase the functionality and variety of products and services we currently offer. The service providers with whom we engage in strategic transactions will generally have pre-existing relationships with their customers who, typically, require messaging and Internet services we provide. Consequently, we expect these strategic relationships will provide us with access to consumers for our services.

     We previously entered into an agreement with AECsoft USA, INC. ("AECSOFT") pursuant to which AECsoft provided to us and certain of our clients Internet web-based software and web site building tools (the "ADC2000" system and modules). AECsoft granted us the right to resell licenses to use the ADC2000 system and/or its modules to our clients. Also, AECsoft agreed to provide web building and customization services to us for ADC2000 related projects. In addition, AECsoft agreed to grant us up to 50% ownership of the ADC2000 system and modules based on the Company's sales of ADC2000 projects. During February, 2001, CYNET Interactive sold to AECsoft the assets of CYNET Interactive including, among other things, its accounts receivable and client accounts in exchange for AECsoft's forgiveness of CYNET Interactive's $95,100 of accounts payable due to AECsoft from CYNET Interactive and AECsoft's agreement to service and maintain CYNET Interactive customers. We and AECsoft also agreed to allow each other to resell the other's products and services or to earn fees from business referrals.

RESEARCH AND DEVELOPMENT

     Our research and development and engineering personnel are responsible for developing, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. Our research and development strategy is to focus efforts on enhancing our proprietary software and integrating it with readily available software and hardware when practicable. We maintain both internal and outsourced software development programs through which we introduce new products and enhance existing ones. Our research, development, and engineering personnel also engage in joint development efforts with our strategic partners. For the years ended December 31, 2001 and 2000, research and development expenditures were approximately $48,000 and $2,008,000, respectively.

COMPETITION

     The market and demand for business-to-business messaging services and Internet application services is highly competitive and growing rapidly, and we face a high degree of competition in each of our service areas. We believe there are currently no dominant market leaders in the industries in which we compete. Our ability to compete successfully depends on a number of factors, including:
(i) our market presence, (ii) the capacity, reliability and security of our network infrastructure, (iii) the pricing policies of our competitors and suppliers, (iv) the timing of the introduction of new services and service enhancements, (v) the industry's response to general economic trends and (vi) our ability to improve our current business and financial condition.

     Due to the changing messaging industry and the explosive growth in the Internet services industry, our management is unable to identify direct competitors except with respect to our specific product and service offerings. Our current and potential competitors fall into the following categories:

     -    Convergent Messaging Providers (e.g., Mail.com, Critical Path, Inc.);
     - Enhanced fax service providers (e.g., Mail.com, Premiere Technologies, Inc.); and
     - Unified Internet messaging providers (e.g., J2 Global Communications, Inc., FaxNet Corp.)

Our management is unaware of any other entity that combines eMessaging Services and Wireless mobile messaging in a unified service offering similar to us. Nevertheless, we believe competitors will emulate our current business strategy in the future and such competitors will enter the markets served by us. Some of those competitors may possess significantly greater financial, marketing, technical and other resources than us. However, we also believe our software and product development and sales approach distinguishes us from our competitors. We believe our software development resources enable us to develop and introduce new products and react to changes in customer requirements more quickly than many of our competitors. In addition, we believe our pricing policies result in competitive cost-saving solutions for our customers. Our sales personnel are trained to utilize selling techniques aimed at specific customer needs.

     Although we will continue to offer competitive products and services and seek to maintain and enlarge our market share, there can be no assurance that additional competitors will not enter markets that our management plans to serve or we will be able to compete successfully. Increased competition may result in reductions of prices and gross margin or erosion of our market share, any of which would have a material adverse effect on our business, financial condition and operational results.

GOVERNMENT REGULATION

     The telecommunications industry is subject to regulation by the FCC, by various state public service and public utility commissions and by various international regulatory authorities. The FCC has the power to impose regulatory requirements on us and currently classifies us as a "nondominant carrier." Generally, the FCC has chosen not to closely regulate the charges or practices of nondominant carriers. The FCC also has the power to impose more stringent regulatory requirements on us and to change our regulatory. As a result, there can be no assurance that the FCC will not change our regulatory classification or otherwise subject us to more burdensome regulatory requirements that would have a material adverse effect on our business, financial condition or results of operations.

     We are subject to federal and state laws regulating the unsolicited transmission of fax and email transmissions for advertisement purposes. We have adopted a policy to refrain from transmitting fax and email advertisements except to our own customers and other recipients who have expressed an interest in receiving the transmitted information or otherwise have given their permission to receive such transmissions. Our customers are encouraged to familiarize themselves with the relevant laws and to conduct their businesses in accordance with applicable laws. Nevertheless, our management believes we are not responsible or liable for customer transmissions in violation of governmental regulations.

     There are currently few laws or regulations that specifically regulate communications on the Internet. However, laws and regulations may be adopted in the future that address issues such as online content, user privacy, security, pricing and characteristics and quality of products and services.

     In connection with our anticipated international operations, we may be required to satisfy a variety of foreign regulatory requirements. Our management intends to explore and seeks to comply with these requirements on a country-by-country basis. There can be no assurance that we will be able to satisfy the regulatory requirements in foreign countries and the failure to satisfy such requirements may prevent us from operating in such countries. The failure to comply with foreign regulatory requirements could have a material adverse effect on our business, financial conditions and results of operations.

EMPLOYEES

     As of April 9, 2002, we employed 14 persons, substantially all of whom were full-time employees. None of our employees is currently covered by a collective bargaining arrangement. All of our employees are located at our headquarters in Houston, Texas. We consider the relations with our employees to be satisfactory.

INTELLECTUAL PROPERTY

     We currently hold no United States or foreign patents. We have registered the trademark names CYNET, HYPERCAST and HYPERLINE in the United States. Certain of our computer software is considered proprietary and management seeks to protect such software with common law copyrights, trade secret laws, non-disclosure agreements and other safeguards. There can be no assurance, however, that the steps taken by our management to protect our proprietary rights will be adequate or that others will not independently develop technologies similar or superior to ours, or obtain access to our know-how or software codes, concepts, ideas or documentation. Further, there can be no assurance that our non-disclosure agreements with employees will adequately protect our trade secrets. We also license certain technology from third parties as necessary for the operation of certain of our products and services. In the event that a third party successfully develops technologies similar or superior to our technology, we may be subject to claims that our products and services infringe on the intellectual property rights of others.

ITEM 2.   DESCRIPTION OF PROPERTIES

     We do not own any real property. Our headquarters, which includes our administrative, sales, marketing, management information systems and development offices and its operations center, is located in approximately 7,000 square feet of leased space in Houston, Texas. In May 2001 our landlord terminated the lease covering this space after we defaulted on certain lease obligations. The landlord subsequently obtained a writ of possession against us entitling the landlord to take immediate possession of the premises without prior notice. On February 25, 2002, we and the landlord executed a Forbearance Agreement, pursuant to which, among other things, the landlord agreed to forbear against executing its writ of possession against us in exchange for our agreement to perform certain obligations set forth in the Forbearance Agreement, including the payment of $1,000 per day to the landlord. Our rights to occupy the premises under the Forbearance Agreement expired April 30, 2002, and we are continuing to work with the landlord on the terms of a new lease covering the premises. We believe our current space is adequate to meet current requirements; however, there can be no assurance that we will be able to secure a long term lease covering this property or that we will not incur additional liabilities in respect of the writ of possession or our prior lease with our landlord. We also believe, however, that alternate and additional space in close proximity to our current space is available in the event we are required to relocate our headquarters. We have no current plans to renovate, improve or develop our leased facilities.

ITEM 3.   LEGAL PROCEEDINGS

     On December 28, 2000, David L. Amkraut and other plaintiffs brought us in as a defendant in a class-action lawsuit against one of our customers (DAVID
L. AMKRAUT ET AL. VS. PACIFIC COAST OFFICE PRODUCTS ET AL.; In The Superior Court of California, Los Angeles County). The case is filed as a California class action lawsuit and is seeking monetary damages for receipt of unsolicited facsimiles. The Company has not completed its discovery and investigations at this time; however, based on the information it presently has, the Company believes the allegations against the Company in this case are without legal merit under federal and the State of California laws. The plaintiff is seeking to recover general and exemplary damages and injunctive relief. The Company has retained outside counsel to vigorously defend the Company.

     On December 21, 2000, AT&T filed a suit in Federal District Court against us in reference to past due accounts payable owed by the Company (Civil Action No. H-00-4452 United States District Court for the Southern District of Texas, Houston Division). AT&T asks for $262,447.97 in actual damages, reasonable attorneys fees, and cost of suit pursuant to a contract for telephone services. On March 19, 2002, AT&T obtained a judgment against us in the amount of $273,465 which judgment remains unsatisfied as of the date of this filing.

     On November 19, 1999, one of our customers filed a suit against us, our subsidiary (Cynet Interactive) and certain of our officers alleging, among other things, breach of contract in the construction of an on-line auction web project (Bank & Estate Liquidators, Cause No. 1999-57579, Harris County, Texas, 61st Judicial District. On October 25, 2001, the plaintiff obtained a judgment against us in the amount of $80,000 when we defaulted on a settlement agreement. The judgment remains unsatisfied as of the date of this filing.

     On July 2, 2001, Barclays Bank PLC filed suit in County Court against us in reference to an alleged overpayment on a customer's account (Cause No. 753,752, County Civil Court at Law No. 4, Harris County, Texas). On or about December 4, 2001, the plaintiff obtained a judgment against us for $32,980.00 including attorney's fees, plus $1,349.10 for nine months in pre-judgment interest at the rate of 6% per annum. The judgment remains unsatisfied as of the date of this filing.

     On October 12, 2001, Business Telecom, Inc. filed suit in County Court against us in reference to unpaid telecom services rendered in 1998 on which account we had been making regular payments until several months prior to the suit (Cause No. 760,420, County Civil Court at Law No. 3, Harris County, Texas). On or about February 12, 2002, the plaintiff obtained a judgment in the amount of $72,009.64 which judgment remains unsatisfied as of the date of this filing.

     On June 26, 2000, Clearfax, Inc. filed a lawsuit against us in the United States District Court, Southern District of California (Cause No. 00CV 1282 W
(NLS)). Clearfax alleged, among other things, that we infringed upon its federal copyright by unauthorized use of Clearfax's software in certain of our fax resolution software and is seeking to recover actual and exemplary damages. In August 2001, we entered into a settlement agreement to dispose of claims in the case and to minimize our legal fees in defending the matter. We defaulted on the settlement payments and Clearfax obtained a judgment against us on February 5, 2002 in the amount of $76,012.50. On April 5, 2002, we entered a new agreement to satisfy the judgment through installment payments and providing certain fax services for Clearfax.

     On March 6, 2002, Comsys Information Technology Services, Inc. filed a suit against us in the 334th Judicial District Court of Harris County, Texas, Cause No. 2002-08510, alleging damages in the amount of $186,877.66 for unpaid technical services rendered plus interest and attorney's fees. The case is being defended by our in-house counsel.

     On May 17, 2001, James E. O'Neill, the trustee to a Chapter 7 (converted from Ch. 11 to Ch. 7) bankruptcy action filed a Complaint in federal court on behalf of Conxus Communications, Inc., to recover sums paid to us for services rendered within 90 days of filing for bankruptcy protection. This case was filed in the U.S. Bankruptcy Court for the District of Delaware, Case No. 99-01147
(MFW), Summons in an Adversary Proceeding No. 01-3918. The complaint alleges that Conxus is entitled to recover from defendant $12,620.94 under sections
547, 550, and 704 of the Bankruptcy Code. The matter remains unresolved as of the date of this filing.

     In January 2002, Cypress Fairbanks ISD Independent School District obtained a Tax Warrant (Cause No. 764,506, Cypress Fairbanks ISD Independent School District v. Cynet, Incorporated; In the County Civil Court At Law, Harris County, Texas) for the collection of $76,419.86 in current due ($49,200.97) and past due ($27,218.89) personal property taxes assessed on our personal property. As of the time of this filing the taxes remain unpaid.

     On October 17, 2001, Corporate Express filed suit in County Court suit (Cause No. 760,420, County Civil Court at Law No. 3, Harris County, Texas) against us in reference to an unpaid accounts payable balance for certain supplies purchased from the plaintiff. The plaintiff is seeking a judgment in the amount of $15,283.99. On April 10, 2002, the plaintiff obtained a judgment for $16,145.29 which judgment remains unsatisfied as of the date of this filing.

     On January 16, 2001, Cypress Creek Personnel filed suit in Small Claims Court (Cause No. SC41C0106923, Small Claims Court, Precinct 4, Position 1, Harris County, Texas) against us in reference to unpaid personnel placement fees in the amount of $3,750. On or about February 29, 2002, plaintiff obtained a judgment for the amount of its claim. As of the date of this filing, the judgment amount remains unsatisfied.

     On December 13, 2000, the plaintiffs in a class action lawsuit joined us as a defendant alleging that we participated with other defendants in sending unsolicited faxes to a class of plaintiffs. The case is in the Circuit Court for Montgomery County, Maryland (Civil No. 216130, Nixon v. Lloyd). The case is presently abated pending the outcome of an interlocutory appeal of the co-defendants' summary judgment in the case.

     On or about July 6, 2001, a suit on a sworn account was filed by Digital Consulting and Software Services, Inc. against us (Cause No. 2001-28053; in the 269th Judicial District Court of Harris County, Texas). The suit alleges that plaintiff delivered goods or services to defendant and is seeking to recover a total amount of $108,971.71.

     On or about October 18, 2001, E.Direct.com filed a sworn account suit against us. We stipulated a settlement amount of $1,350 along with a payment plan on which we are presently in default and eDirect.com obtained a judgment against us for $1,350, the amount of their original claim.

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

     In January 2002, Harris County, Texas (Harris County, Texas v. Cynet, Inc., in the County Civil Court At Law, Harris County, Texas) obtained a Tax Warrant for the collection of $10,000 in current due and past due personal property taxes assessed on our personal property. As of the time of this filing the taxes remain unpaid.

     On June 15, 2001, Lamarz Interests, Inc. filed suit in District Court against us and Cynet Holdings, LLC in reference to an alleged breach of a consulting agreement (Cause No. 2001-30561, in the 11th Judicial District Court, Harris County, Texas). Lamarz Interests is seeking $90,000 in actual damages, plus interest, reasonable attorney's fees and costs of suit pursuant to a consulting contract for services to be performed by the plaintiff. The Company's in-house counsel is defending this matter.

     On June 29, 2001, N3 Consulting, Inc., filed suit in County Court against us and one of the Company's officers, Samuel C. Beale, in reference to alleged breach of a consulting agreement (Cause No. 754772, County Civil Court at Law No. 2, Harris County, Texas). The plaintiff obtained a judgment against us in the amount of $41,040.00. As of the date of this filing the judgment has not been satisfied.

     On May 2, 2000, a former Company employee filed suit in District Court alleging that we failed to honor his request to exercise employee stock options and deliver to him registered shares of stock in time for the employee to sell those shares of stock in the public market in January 2000. The parties agreed to settle the case for $1,000 but we have been unable to fund the settlement on a timely basis.

     On May 8, 2001, Portuguese-American Leadership Council of U.S., Inc. filed a class action suit in the Superior Court of Washington, D.C. against the Company and its subsidiary, Worldwide Marketing Services, Inc., alleging the Company sent unsolicited advertising to it and the class of plaintiffs in violation of the Telephone Communications Act of 1991 (Cause No. 01-0003479, in the Superior Court of the District of Columbia, Washington, D.C.). The plaintiff is seeking an unspecified amount of actual damages, punitive damages, cost of suit and attorney's fees. The Company's in-house counsel along with local counsel are defending this matter.

     On June 7, 2001, Prodigy Staffing, Inc. filed suit in County Court against the Company in reference to past due accounts payable owed by the Company (Cause No. 750,698, County Civil Court at Law No. 2, Harris County, Texas). The plaintiff is seeking $8,949 in actual damages, plus interest, reasonable attorney's fees and costs of suit pursuant to a contract for placement of temporary personnel with the Company. The matter is presently being litigated.

     On November 21, 2001, a shareholder brought suit against us, Cynet Holdings, LLC and our chairman Vincent W. Beale, Sr. and our chief legal counsel seeking $1,000,000 in damages for certain alleged breaches in the repayment of a loan, delivery of stock and related allegations (Cause No. 2001-59780; BENNIE SMITH ET AL. V. VINCENT W. BEALE, SR. ET AL.; In The 33rd District Court of Harris County, Texas). The matter is presently being litigated.

     On July 30, 2001, Tenaid Technologies, Inc. filed suit in County Court against the Company in reference to past due accounts payable owed by the Company (Cause No. 750,965, County Civil Court at Law No. 4, Harris County, Texas). The plaintiff is seeking $19,420.05 in actual damages, plus interest, reasonable attorney's fees and costs of suit pursuant to a contract for placement of temporary personnel with the Company. The matter is presently being litigated.

     On April 10, 2001, Thomas Kelly Associates, L.L.C. ("TKA") made a claim against the Company in arbitration before the American Arbitration Association, Dallas, Texas region (Arbitration Case No. 70-117-00159-01) to collect on an alleged $908,800 of unpaid fees for software development work performed on the company's behalf and for the payment of interest on the debt and attorney's fees associated with their collection attempts. On October 8, 2001, TKA received an arbitration award of $841,190.00 plus post-award interest of 10% per annum from the date of the award. On November 8, 2001, TKA filed suit in the Harris County District Court (Cause No. 2001-53861) to enforce the arbitration award. On November 12, 2001, the Company voluntarily accepted the entry of the District Court affirming the arbitration award and the Company entered into an agreement with TKA to pay the arbitration award/judgment in installments. After we defaulted on the payment plans, the plaintiff obtained a Permanent Injunction against us using any funds obtained from any source and for any purpose other than accounts receivables (i.e. revenue from the normal conduct of business) unless such funds are fully applied to curing any existing default in the agreed payment plan we entered into with the plaintiffs to satisfy this judgment. The plaintiff has made a separate agreement to permit us to use certain funds obtained from the Augustine Fund, LP financing for certain of our operational needs so long as plaintiff receives a percentage of the funds provided to us. All such payments are applied to reduce the outstanding balance of amounts owed to TKA.

     On November 19, 2001, a shareholder brought suit against us, Cynet Holdings, LLC and our chairman Vincent W. Beale, Sr. seeking to rescind a $100,000 private investment made in the Company in March

2001 and for other unspecified damages (Cause No. 2001-59336; HUBERT WEN V. CYNET HOLDINGS, LLC; In The district Court of Harris County, Texas, 133rd Judicial District). The matter is presently being litigated.

     On March 16, 2001, The Weiss Law Firm ("WLF") made a claim against us in arbitration before the American Arbitration Association to collect on an alleged $19,280.00 of unpaid legal fees for representing certain officers of the Company in the Bank and Estate Liquidators case described above. On June 19, 2001, WLF received an arbitration award against the Company for $20,912.37 plus post-award interest of 10% per annum from the date of the award. On July 19, 2001, WLF filed suit in the Harris County District Court (Cause No. 2001-36444) to enforce the arbitration award and received a judgment in that case. As of the date of this filing the judgment remains unsatisfied.

     On January 24, 2002, InfoUSA filed suit against our wholly owned subsidiary (Docket 1011, No. 974; InfoUSA v. Worldwide Marketing Services, Inc.; In The District Court of Douglas County, Nebraska) in reference to payment of $71,263.99 in past due accounts for goods rendered.

     The Company is a party to other legal proceedings, none of which the Company believes will have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Since January 19, 2000, our Class A Common Stock, no par value per share (the "Class A Common Stock"), has been approved for trading on the Nasdaq OTC Bulletin Board Service under the trading symbol "CYNE." As of December 31, 2001, there were 405 shareholders of record of our Class A Common Stock, which does not include investors holding shares in nominee names.

     Since January 28, 2000, our Class B Common Stock, no par value per share (the "Class B Common Stock"), has been approved for trading on the NASDAQ OTC Bulletin Board Service under the trading symbol "CYNEB." As of December 31, 2001, there were 24 shareholders of record of our Class B Common Stock, which does not include investors holding shares in nominee names.

     The following table sets forth the range of high and low closing bid prices for "CYNE" each period indicated as reported by the National Association of Securities Dealers on the Nasdaq OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                 Quarter Ending                       High         Low
            ------------------------               ----------   ----------
          March 31, 2002                              0.08         0.02
          December 31, 2001                           0.05         0.04
          September 30, 2001                          0.05         0.04
          June 30, 2001                               0.11         0.08
          March 31, 2001                             0.141        0.109

The following table sets forth the range of high and low closing bid prices for "CYNEB" each period indicated as reported by the National Association of Securities Dealers on the Nasdaq OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                 Quarter Ending                       High         Low
            ------------------------               ----------   ----------
          December 31, 2001                           0.05         0.05
          September 30, 2001                          0.50         0.05
          June 30, 2001                               0.17         0.17
          March 31, 2001                              0.25         0.25

NASD records indicate that 67,000 shares of CYNEB traded in 2001 in approximately 13 separate transactions. No shares of our Class B Common Stock have traded since December 31, 2001.

DIVIDENDS

     We have never paid dividends on our Class A Common Stock or our Class B Common Stock. The current policy of our Board of Directors is to retain any available earnings for use in the operations and expansion of our business. As a result, cash dividend payments on the Class A Common Stock or the Class B Common Stock are unlikely in the near future. Any future decision to pay cash dividends will be at the discretion of the Board of Directors and will depend on the our earnings, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 2001, we sold $189,500 in unsecured convertible notes to a group of private investors pursuant to a private note offering conducted for working capital and general corporate purposes. The outstanding principal of the notes bears interest at 18% per annum and is convertible, in whole or in part, at any time by the note holders into shares of our Class A Common Stock at a fixed conversion rate of $0.03 per share. At the time of the offering and sale of the notes, we believed the purchasers were sophisticated investors who received adequate information about an investment in us. No underwriting discounts or commissions were paid in connection with the offering and sale of the notes. We believe the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following is a discussion of our financial condition as of December 31, 2001 and 2000 and results of our operations for the years ended December 31, 2001 and 2000. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following information contains forward-looking statements.

OVERVIEW

     CYNET was initially founded to become a provider of fax broadcasting services to business customers. Since the change of control and management that occurred in 1998, we transformed the Company from a privately-owned fax broadcasting business with significant securities law liabilities into a publicly reporting eMessaging solution provider, incorporating full eMessaging, convergent messaging and wireless messaging capabilities. We have incurred significant costs in the pursuit of this strategy financed, primarily, by a combination of private equity and debt financing transactions. During 2000, we raised approximately $6,500,000 in equity funding from institutional investors through the issuance of our Series, D, E and F Preferred Stock. We also obtained approximately $2,500,000 in debt financing from private sources, including Cynet Holdings, LLC., one of our largest shareholders. Nevertheless, the costs of pursuing our business strategy substantially exceeded our ability to generate revenues, resulting in an operating loss of $12,309,985 in 2000. Beginning in the last quarter of 2000 and throughout 2001, we took steps to aggressively reduce our expenses and curtail our business operations in order to move the Company closer to profitability. Reductions were not completed in enough time to prevent us from incurring an operating loss of $8,782,915 in 2001. In addition, the downturn in the capital markets for technology businesses during 2001 significantly reduced our ability to raise additional equity capital to finance our business. During 2001 we obtained only $1,847,810 in outside financing. As a result, we incurred an operating loss of $8,782,915 in 2001. Our business and financial condition also caused us to default on many of our obligations to customers, suppliers and other trade creditors during 2000 and 2001. These defaults have led to our involvement in a significant number of legal proceedings described in the "Legal Proceedings" section of this report. See
Item 3 "Legal Proceedings."

     The circumstances described above have made it difficult for the Company to meet its financial obligations in a timely manner and raise substantial doubt about the Company's ability to continue as a going concern. At December 31, 2001, we had a working capital deficit of approximately $10,231,436. While we have substantially reduced our operating expenses for 2002 as compared with 2001, we have experienced reductions in revenue and are continuing to experience negative cash flow.

     Our management is working on a restructuring plan to enable us to continue our operations. Our primary goal has been to expand our operating revenues without significant cost increases. At March 31, 2002 we employed fewer than 20 persons as compared with approximately 80 employees at March 31, 2001 and 120 employees at March 31, 2000. For the remainder of 2002, we expect to achieve or exceed prior year revenues with fewer than 30 employees while holding down non-employee costs to minimum levels. In April 2002, the National Urban Coalition ("NUC") endorsed us as the exclusive telecommunications back bone for their National Information Network with expected national rollout in our 2002 fiscal year. As a result of our work with the NUC and similar organizations, we expect our revenues will increase in 2002 over 2001. On March 8, 2002, we reached an agreement with the Augustine Fund, L.P. to provide us with up to $1,200,000 of debt financing in 2002 based upon our financial performance and other conditions acceptable to Augustine. Between March 8, 2002 and May 2, 2002, Augustine provided us approximately $120,000 in debt financing pursuant to this agreement. In addition, we are attempting to convert obligations to our trade and judgment creditors into longer term debt obligations in order to improve our cash flow position. We expect the Augustine financing, together with expected increases in revenue, will help us close the negative cash flow gap; provided we are able to restructure our obligations to trade and judgment creditors. Nevertheless, our ability to continue operations may require additional debt or equity financing as well as extraordinary debt relief to support our working capital needs. No assurance can be given that such additional financing and debt relief will be available on terms acceptable to us. Further, any future financing transactions would likely be dilutive to our existing shareholders. If working capital deficits continue, we may be forced to curtail our operations.

CERTAIN ACCOUNTING POLICIES

     Revenues from messaging and Internet services are recognized as services are performed. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. Cell/Modem revenue is recognized upon final acceptance of product by the customer under the terms of the right of return policy.

     Expenditures for research and development of telecommunication technology as it relates to messaging and Internet application services needs are charged to expense as incurred. For the years ended December 31, 2001 and 2000, research and development expenditures were approximately $48,000 and $2,008,000, respectively.

     Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The deferred tax asset valuation allowance is adjusted based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in our operating results. At December 31, 2001, we provided a 100% valuation allowance for the deferred tax asset because our management could not ascertain whether it was more likely than not that the deferred tax asset would be realized.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard on January 1, 2001 to affect our financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues decreased to $4,970,004 for the year ended December 31, 2001 from $9,120,422 for the year ended December 31, 2000. The decrease of $4,150,418 or 46% was primarily attributable to decreases in revenue from our fax broadcasting services, Convergent Messaging software license income, Cell/Modem cellular fax card income, and marketing list income. In the last quarter of 2000, we began to curtail expenses and down-size the business operation to move us closer to a profitable operation and to hedge against the likelihood of a continued down-turn in the capital markets which may deny us access to operating capital to cover operating losses. We believe that our down-sizing initiatives along with certain of our management changes in 2001 caused a turnover in our sales and support personnel faster than our productivity measures could be implemented. For the years ended 2001 and 2000, revenues from our fax broadcasting services represented 94% and 71% respectively, of our total revenues. Conversely, our Convergent Messaging software license income, Cell/Modem cellular fax card income, and marketing list income were 0%, 1%, and 7% during the year ended December 31, 2001, whereas they were 8%, 4%, and 10% during the year ended December 31, 2000.

     Cost of revenues decreased to $2,935,964 for the year ended December 31, 2001 from $4,884,319 for the year ended December 31, 2000. The cost of revenues as a percentage of revenues increased to 59% for the period ended December 31, 2001 as compared to 54% for the period ended December 31, 2000.

The decrease in cost of revenues of $1,948,355 or 40% was primarily attributable to the 46% decrease in revenues partially offset by the efficiencies we gained as a result of our downsizing initiatives. Gross margins decreased to 41% for the year ended December 31, 2001 from 46% for the year ended December 31, 2000 due to decreases in our overall revenues, particularly, the change in the mix of revenues. Additionally, there were further decreases in telephone rates resulting from management negotiations during the year ended December 31, 2001.

     Selling, general and administrative (SG&A) expenses decreased to $8,768,771 for the year ended December 31, 2001 from $12,885,098 for the year ended December 31, 2000. The decrease of $4,116,327 was primarily attributable to a decreases of (i) $3,183,955 of salaries expense related primarily to a general reduction in Cynet's work force, (ii) $494,571 in sales commissions related to the decrease in sales revenue, (iii) $393,452 of legal expenses due to reductions in securities transactions, (iv) $222,624 in travel expenses related to reduction in work force, sales and marketing activities, (v) $189,183 in advertising and promotion expense, (vi) $169,099 in accounting expense due to reduction in securities filings and change of auditors, (vii) $90,622 in payroll related taxes due to decrease in work force and (viii) $89,535 in equipment rental. These decreases were offset by $671,598 increase in investor relations expenses.

     Depreciation and amortization decreased to $1,210,249 for the year ended December 31, 2000 from $1,498,477 for the year ended December 31, 2000. The decrease was attributable primarily to the fact that no significant amount of equipment additions was made in 2001.

     There were no write-downs of long-lived assets during the year ended December 31, 2001 and 2000.

     Other expenses totaled $837,935 for the year ended December 31, 2001 compared to other expense of $2,162,513 for the year ended December 31, 2000. The decrease in other expense was primarily attributable to reductions in interest and the amortization on discounts from conversion options and attached warrants on the indebtedness to Augustine Fund, L.P. during 2000 and related to the subsequent conversion of such indebtedness to Class A Common Stock.

     We incurred a net loss of $8,782,915 for the year ended December 31, 2001 compared to a net loss of $12,309,985 for the year ended December 31, 2000. The decrease in net loss was due to the factors discussed above.

     Net loss per common share decreased to $0.23 from $0.50 for the year ended December 31, 2001 compared to the year ended December 31, 2000.

     In the future we may experience significant fluctuations in our results of operations. Such fluctuations may result in volatility in the price of our common stock. Results of operations may fluctuate as a result of a variety of factors, including our ability to improve our business and financial condition, the demand for our services, the introduction of new services and service enhancements by us or our competitors, the market acceptance of new services, the mix of revenues between Internet-based versus telephony-based delivery, the timing of significant marketing programs, the number and timing of hiring of additional personnel, competitive conditions in the industry and the general condition of the economy. Shortfalls in revenues may adversely and disproportionately affect our results of operations because a high percentage of our operating expenses are relatively fixed. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that we will be profitable or that our operating results will meet management's current expectations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $1,508,202 and $7,188,830 for the years ended December 31, 2001 and 2000, respectively. The decrease in net cash used in operating activities for the year ended December 31, 2001 was primarily due to the decrease in our net operating loss.

     Net cash used in investment activities was $58,094 and $824,569 for the years ended December 31, 2001 and 2000, respectively. These amounts were due primarily to capital expenditures for operating equipment, including computer equipment and software, furniture and fixtures and telecommunications equipment.

     Net cash provided by financing activities was $1,486,287 and $7,910,527 for the years ended December 31, 2001 and 2000, respectively. We have obtained financing primarily through a series of private sales of common and preferred stock and debt securities.

     During the year ended December 31, 2001, we entered into agreements with certain investors providing working capital to us in the amount of $189,500. Pursuant to these transactions we issued debt securities with the right to convert the outstanding principal into shares of our Class A Common Stock at a price of $0.03 per share. See "Item 5 Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities." Additionally, during 2001 we received proceeds of $744,291 from Cynet Holdings in the form of short-term loans. Also during 2001, we restructured $950,000 of the Cynet Holdings short-term loans along with an additional $328,000 loaned by the Gerald
M. McIntosh into a $1,258,310 secured obligation directly owed to entities controlled by Gerald M. McIntosh, a former director of the Company. See "Item 12 Certain Relationships and Related Transactions." Dividend payments of $435,307 were made during fiscal year 2001 related to Series D, Series E and Series F Preferred Stock. In 2001, we received $400,000 which was the second funding installment on the $750,000 secured loan from Compaq Computer Corporation. The loan is in default and has been in default since February 7, 2001 and bears a 15% annual default rate of interest. See "Certain Relationships and Related Transactions - Compaq Computer Corporation."

     As of December 31, 2001 we had a deficit cash balance of $288,351 and a deficit working capital position of $10,231,436. As of May 2, 2002, we received $120,000 related to a private placement of debt securities. See Note 11 to the Consolidated Financial Statements for the terms of these transactions.

     Our internally generated cash flows from operations have historically been and continue to be insufficient for our cash needs. We do not expect that internal sources of liquidity will improve until additional operating revenues are generated and, until such time, we will continue to rely on external sources for liquidity. Until we can obtain monthly gross revenues sufficient to fund current working capital needs, there is uncertainty as to our ability to expand our business and continue as a going concern. There is also no assurance that the current working capital will be sufficient to cover cash requirements during that period or to bring us to a positive cash flow position. In addition, lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict our ability to expand our business as planned, and, if severe enough, may shorten the period in which the current working capital may be expected to satisfy our requirements, force curtailed operations, or us to sell assets.

     Our capital requirements depend on a number of factors including our ability to restructure our current debt obligations and improve our financial condition generally, market acceptance of our products and services, the amount of resources we devote to network expansion, new product development, sales and marketing expansion, brand promotions and other factors. Our management expects to make additional investments in technologies and our network, and plans to expand our sales and marketing programs and conduct more brand promotions.

     Our management has been advised by our counsel that it is unclear whether our registered rescission offer (which was completed in December 1999) has eliminated our liability, if any, for failure to register the issuances of the securities under the Securities Act of 1933 or applicable state and foreign securities laws. The staff of the Securities and Exchange Commission takes the position that a person's right of rescission under federal securities law may, under certain circumstances, survive a rescission offer, while most state securities laws provide that a person may lose any rescission rights by rejecting or failing to respond to a valid rescission offer. Generally, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933 is one year, while under the various state securities laws, the statute of limitations ranges from one to seven years from the date of the transaction. We are also subject to the anti-fraud provisions of applicable securities law or rights under common law or equity in respect of the issuance of the securities covered by the rescission offer.

     We currently do not have sufficient capital to meet our cash flow requirements over the next 12 months. As a result, we will be required to satisfy cash flow shortages through private placements, public offerings and/or bank financing. We are currently in discussions with investors and financial institutions and during the first quarter of 2002, we entered into a financing agreement with the Augustine Fund, L.P. for up to $1.2 million in debt financing, however, we have reached no other definitive agreements.

     There can be no assurance that we will either (i) restructure our obligations to track and judgment creditors, (ii) achieve a level of revenues adequate to generate sufficient cash flow from operations, or (iii) receive additional debt or equity financing necessary to support our working capital requirements. To the extent that funds generated from operations and any additional financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to our management. Further, any future additional financing could be dilutive to existing shareholders. If adequate working capital is not available, we may be required to curtail our operations. Accordingly, our independent public accountants have issued their report for the years ending 2001 and 2000 containing a paragraph discussing substantial doubt surrounding our ability to continue as a going concern.

ITEM 7.   FINANCIAL STATEMENTS.

     Our Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Mann, Frankfort, Stein & Lipp CPAs, L.L.P and Malone & Bailey, PLLC., independent certified public accountants, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective April 27, 2002, the accounting firm of Mann, Frankfort, Stein, & Lipp CPAs, Houston, Texas ("MFSL") resigned as our independent certified public accountants. MFSL issued a report on our financial statements as of and for the fiscal year ended December 31, 2000. This report contained an explanatory paragraph regarding our ability to continue as a going concern.

     The resignation of MFSL occurred without action by the board of directors or any committee of our board of directors. During our fiscal year ended December 31, 2000, there were no disagreements between us and MFSL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to MFSLs satisfaction) would have caused MFSL to make reference to the subject matter or matters of the disagreement in connection with its reports on the Company's financial statements for such periods.

     In addition, during our subsequent interim periods preceding MFSL's resignation, there were no disagreements between us and MFSL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     A letter from MFSL agreeing with the foregoing disclosure is filed as
Exhibit 14.1 to this Form 10-KSB.

     On April 27, 2002 we engaged the accounting firm of Malone & Bailey, PLLC, Houston, Texas as independent public accountants to audit our financial statements for the fiscal year ended December 31, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

     The following table sets forth information concerning directors, executive officers and significant employees of the Company, including their ages and positions with the Company as of May 2, 2002:

                NAME                      AGE          POSITION
    -------------------------------     --------       --------------------------------------------------
    Vincent W. Beale, Sr.                  54          Chairman of the Board, Chief Executive Officer,
                                                       President and Director
    Bernard B. Beale                       45          Executive Vice President, Chief Operating Officer,
                                                       and Director
    Samuel C. Beale                        46          Vice President, Chief Financial Officer, General
                                                       Counsel and Secretary
    Wayne Schroeder                        58          Director
    Daniel C. Lawson                       55          Director
    Craig T. Jackson                       50          Director
    Gregory E. Webb                        54          Director
    Larry D. Trotter                       48          Director

     VINCENT W. BEALE, SR. was elected Chairman of the Board of Directors, Chief Executive Officer and President of the Company on January 28, 1998. Mr. Beale acted as a consultant to the Company from June 1997 until January 1998. Mr. Beale is the President and majority owner of Cynet Holdings, a limited liability company, which is one of the largest shareholders of the Company. Mr. Beale is also the President and Managing Director of BNB Capital, Inc., an investment banking firm. Prior to joining the Company, Mr. Beale was employed for more than fifteen years with various investment banking firms including Merrill Lynch, Pierce, Fenner & Smith, Inc., Kidder Peabody & Co., Inc., Paine Webber, Inc. and Shearson Lehman Hutton, Inc. On or about July 23, 2001, Mr. Beale entered into a settlement agreement with the Securities and Exchange Commission in Administrative Proceeding File No. 3-10286 where, without admitting guilt or liability, beginning in January 2002 he accepted an 18 month bar from securities practice with the right to re-apply for his securities broker-dealer and securities principal license in 2004 after the payment of a $20,000 fine. On or about March 22, 2002, Mr. Beale filed for Chapter 11 bankruptcy reorganization in the bankruptcy court in Cause No. 02-33094-H4-11, In the United States District Court for the Southern District of Texas, Houston Division.

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

     WAYNE SCHROEDER joined the Company in October 1997 as Chief Financial Officer and Secretary and was elected to the Board of Directors in February 1998. In April 1998, Mr. Schroeder resigned as an officer of the Company to become the Controller of Capstar Broadcasting Corporation. Mr. Schroeder was Vice President - Finance, Secretary and Director of Boundless Corporation from November 1996 to October 1997. Mr. Schroeder was self-employed as a financial and accounting consultant from June 1994 to October 1996. From July 1987 to May 1994, Mr. Schroeder served as Chief Financial Officer and a director of Arrhythmia Research Technology, Inc. Mr. Schroeder graduated from the University of Texas at Austin with a degree in finance and accounting.

     DANIEL C. LAWSON was appointed to the Board of Directors during January 2000 to fill a vacancy in the Board of Directors when the number of directors was increased from three to four directors. Mr. Lawson is Chairman and Chief Executive Officer of the DCL Company, Inc. and Lawson & Lawson Transit Vehicle Distributors, Inc. ("DCLC"), a Houston-based diversified group of companies with expertise in all phases of supplying products and services to urban public transportation services. Through a joint effort with Penske Corporation and GE Capital, Mr. Lawson and Roger Penske created the first turnkey maintenance program for transportation systems.

     CRAIG T. JACKSON was elected to the Board of Directors during June 2000 at the Annual Meeting of Shareholders. Mr. Jackson is the Chairman of the Board of Directors and Chief Executive Officer of Sanders Engineering Co., Inc., a general and mechanical contracting company in Orange County, California. Prior to his position at Sanders Engineering Co., Inc., Mr. Jackson served ten years at Carrier Air Conditioning Co. in Southern California. Mr. Jackson is also the Vice President and co-founder of Northern Neck Enterprises, Inc. Mr. Jackson holds a Masters of Business Administration from Pepperdine University and a Bachelors of Science in Mechanical Engineering from Howard University.

     GREGORY E. WEBB was elected to the Board of Directors during June 2000 at the Annual Meeting of Shareholders. Mr. Webb is Chairman, Chief Executive Officer and President of CityMainStreet.com, Inc., an IP Telephony business focused on Latin America, India, and the United States for utilization of alternative wireless and cable access. Prior to founding CityMainStreet.com, Inc. and over the last 33 years, Mr. Webb held numerous senior executive level positions in communications and computer industries, including a successful 20 year career with AT&T from 1967-1987 ending with his last position as Group Market Manager-Market and Product Line Management. One of Mr. Webb's more recent positions includes Chief Executive Officer of Qualcomm, Inc. from 1995-1996. Mr. Webb holds a Masters in Management from Northwestern University a Bachelors of Science in Economics from Xavier University and graduate studies in marketing, high-speed communication and econometrics from Harvard Business School, Northwestern University and Xavier University, respectively. Mr. Webb has also been a guest speaker at numerous wireless conferences and electronic trade shows.

     LARRY D. TROTTER was appointed to the Board of Directors by the Board of Directors November 2001 at the regular Meeting of the Board to fill the Board vacancy left by the resignation of Gerald M. McIntosh from the Board of Directors. Bishop Trotter is the third ranking bishop in the Full Gospel Baptist Church organization, the pastor of the Sweet Holy Spirit Full Gospel Baptist Church in Chicago, Illinois, an author, musician and community leader.

     Vincent W. Beale, Sr., Bernard B. Beale and Samuel C. Beale are siblings. There are no other family relationships among any of the Company's directors and executive officers.

     STRUCTURE OF BOARD OF DIRECTORS. The Board of Directors of the Company consists of Vincent Beale, Sr. (Chairman of the Board), Bernard B. Beale (officer and director), Samuel C. Beale (secretary, officer and director), Danny
C. Lawson (outside director), Wayne Schroeder (outside director), Craig T. Jackson (outside director), Gregory E. Webb (outside director), and Larry D. Trotter (outside director). Directors are elected annually by the shareholders. The Board is required to have an annual meeting following the annual shareholder meeting. Actions can be taken without a meeting if all of the directors consent in the form of a written consent action. A majority vote at a duly called meeting of the Board at which a quorum is present is required for a motion to be carried at such meeting. A majority of the total number of directors constitutes a quorum.

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

     During the fiscal year ended December 31, 2001, (i) a Form 3 reporting initial beneficial ownership was not timely filed by Larry D. Trotter, and (ii) a Form 3 reporting initial beneficial ownership was not timely filed by Covenant Econet, LLC.

     Except as described above, based solely upon a review of the copies of such reports furnished to us, we believe there was compliance for the fiscal year ended December 31, 2001 with all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to all forms of compensation paid by the Company to the named individuals for the years ended December 31, 2001, 2000, and 1999. No other director or executive officer received a combined salary and bonus exceeding $100,000 during any of the three fiscal years ended December 31, 2001. See " - Employment Agreements" below for information regarding the current compensation of certain of the Company's directors and the executive officers named below.

                                                          LONG-TERM
                                                         COMPENSATION
                                                          SECURITIES
      NAME AND          FISCAL                            OTHER ANNUAL         UNDERLYING       ALL OTHER
 PRINCIPAL POSITION      YEAR     SALARY       BONUS     COMPENSATION(1)       OPTIONS(2)      COMPENSATION
----------------------  -------  ---------   ---------  -----------------  -----------------  --------------
Vincent W. Beale, Sr.    2001     $210,526         --             --               --               --
  President and Chief    2000     $225,192         --        $71,885               --               --
  Executive Officer      1999     $180,000         --             --               --               --
      (since 1/98)

Bernard R. Beale         2001     $126,329         --             --               --               --
  Executive Vice         2000     $179,796    $35,000        $ 4,558               --               --
  President, Chief       1999     $153,136    $30,000             --               --               --
  Operating Officer
      (since 1/98)

David R. Hearon, Jr.     2001     $120,577         --             --                                --
  Vice President         2000     $163,269         --             --         25,000 shares          --
                         1999     $150,000    $30,000             --               --               --

Samuel C. Beale          2001     $118,953         --             --               --               --
  Vice President,        2000     $145,962    $30,000        $ 6,793               --               --
  Chief Financial        1999     $108,000         --             --               --               --
  Officer, Chief Legal
  Officer, Secretary
      (since 3/98)

                                                          LONG-TERM
                                                         COMPENSATION
                                                          SECURITIES
      NAME AND          FISCAL                            OTHER ANNUAL         UNDERLYING       ALL OTHER
 PRINCIPAL POSITION      YEAR     SALARY       BONUS     COMPENSATION(1)       OPTIONS(2)      COMPENSATION
----------------------  -------  ---------   ---------  -----------------  -----------------  --------------
R. Greg Smith            2001     $115,385      --              --                 --               --
  Vice President,        2000     $147,596      --              --                 --               --
  Chief Financial        1999     $125,000    $30,000           --                 --               --
  Officer

Menashe Ben-David        2001     $65,515       --              --           50,000 shares          --
  Vice President         2000     $123,595      --              --                                  --

1) Represents advances to executives deemed to be compensation under federal tax regulations. See "Certain Relationships and Related Transactions."

2) Refers to incentive stock options to purchase shares of Class A Common Stock at a purchase price of $0.39 per share granted to David R. Hearon, Jr., and Menashe Ben-David under the 1997 Restated Stock Option Plan in accordance with their respective employment agreements with the Company. (See " - Employment Agreements" and " - Stock Option Plan" below).

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

     Incentive Options to purchase shares of the Class A Common Stock have been granted to Vincent W. Beale, Sr., Bernard B. Beale, David R. Hearon, Jr., Samuel C. Beale, Menashe Ben-David and R. Greg Smith under the 1997 Plan in accordance with their respective employment agreements described in " - Employment Agreements" above as follows: 100,000 shares to Vincent W. Beale, Sr. which vested immediately on the date of grant, 150,000 shares to Bernard
B. Beale which vested immediately on the date of grant, 100,000 shares to Samuel C. Beale which vested immediately on the date of grant, 100,000 shares to David R. Hearon, Jr., which vested ratably over a four-year period, 100,000 shares to R. Greg Smith, which vested ratably over a three-year period, and 50,000 shares to Menashe Ben-David which vested ratably over 2 years. Each of these stock options has an exercise price of $0.39 per share.

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTIONS VALUES

     The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2001 for the executive officers named below. Values for "in the money" options represent the position spread between the exercise price of existing options and the market value for the Company's Class A Common Stock on December 31, 2001:

                               Shares                                                   Value of Unexercised
                              Acquired                    Number of Unexercised         in-the-money Options
                             on Exercise      Value    Options at Fiscal Year End       at December 31, 1999
Name                             (#)        Realized   Exercisable/Unexercisable(1)  Exercisable/Unexercisable(2)
--------------------------  -------------  ----------  ----------------------------  ----------------------------
Vincent W. Beale, Sr.
President,
Chief Executive Officer          (3)           (3)                100,000                       n/a
(since 1/98)                                                        -----                      -----
                                                                100,000/0                       n/a

Bernard B. Beale
Executive Vice President,        (3)           (3)                150,000                       n/a
Chief Operating Officer                                             -----                      -----
(since 1/98)                                                    150,000/0                       n/a

David R. Hearon, Jr.
Vice President,
Chief Technical Officer          (3)           (3)                100,000                       n/a
(3/98 to 1/02)                                                      -----                      -----
                                                                100,000/0                       n/a

Samuel C. Beale
Vice President, General
Counsel and Secretary            (3)           (3)                100,000                       n/a
(since 3/98)                                                        -----                      -----
                                                                100,000/0                       n/a

R. Greg Smith
Vice President,
Chief Financial Officer          (3)           (3)                100,000                       n/a
(1/98 to 2/02)                                                      -----                      -----
                                                                100,000/0                       n/a

Menashe Ben-David
Vice President, Director         (3)           (3)                 50,000                       n/a
of CYNET Wireless                                                   -----                      -----
                                                                 50,000/0                       n/a

                               Shares                                                   Value of Unexercised
                              Acquired                    Number of Unexercised         in-the-money Options
                             on Exercise      Value    Options at Fiscal Year End       at December 31, 1999
Name                             (#)        Realized   Exercisable/Unexercisable(1)  Exercisable/Unexercisable(2)
--------------------------  -------------  ----------  ----------------------------  ----------------------------
(since 1/2000)                                                      -----                      -----
                                                                   50,000                       n/a

1) Indicates number of options exercisable and unexerciseable as of December 31, 2001.

2) Based upon $0.05 per share, the closing market value of a share of the Class A Common Stock at December 31, 2001, none of the options above is in the money and thus valuation is not applicable.

3) None of the Company's executive officers exercised any options during the fiscal year ended December 31, 2001. The Company did not issue any SARs during the fiscal year ended December 31, 2001.

     Directors who are employees or consultants of the Company do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee thereof or otherwise incurred in their capacities as directors.

     None of the Company's executive officers was granted awards under any long-term incentive plan during the fiscal year ended December 31, 2001.

EMPLOYMENT AGREEMENTS

     On June 17, 1997, we entered into a Consulting Agreement with Vincent W. Beale, Sr., pursuant to which Mr. Beale agreed to assist us with respect to an initial public offering and certain proposed mergers and acquisitions. Mr. Beale was paid an aggregate of $189,000 in consulting fees under the terms of the Consulting Agreement. Effective February 1, 1998, we terminated his Consulting Agreement and entered an employment agreement with Vincent W. Beale, Sr. pursuant to which Mr. Beale serves as our Chairman of the Board and Chief Executive Officer. The agreement has an initial term of five years and can continue for additional one-year periods upon the agreement of Mr. Beale and us, and requires Mr. Beale to devote substantially all of his business time, attention and energy exclusively to our business, and to use his best efforts to promote our business success. In exchange, Mr. Beale is entitled to (i) receive an annual salary, commencing February 1, 1998, of $180,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives, (iii) receive a signing bonus of $30,000, (iv) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 100,000 shares of Class A Common Stock at a price of $0.39 per share which vests immediately when granted and (v) participate in our other employee benefit plans. Mr. Beale's employment agreement is terminable by us at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Beale's right to compete with us during the term of the employment agreement and for two years after the termination of his employment.

     Effective March 1, 1998, we entered into an employment agreement with David
R. Hearon, Jr. pursuant to which Mr. Hearon served as our Vice President of Operations. The agreement had an initial term of four years and can continue for additional one-year periods upon the agreement of Mr. Hearon and us, and requires Mr. Hearon to devote substantially all of his business time, attention and energy exclusively to our business, and to use his best efforts to promote our business success. In exchange, Mr. Hearon is entitled to (i) receive an annual salary, commencing March 1, 1998, of $150,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with the Company's bonus plan to be established for its executives, (iii) receive a signing bonus of $30,000, (iv) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 75,000 shares of Class A Common Stock at a price of $0.39 per share which vests ratably over a four-year period and
(v)participate in the Company's other employee benefit plans. Mr. Hearon's employment agreement is terminable by us at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Hearon's right to compete with us during the term of the employment agreement and for two years after his termination of employment. In March 2000, Mr. Hearon was promoted to Senior Vice President, Institutional Development under the same terms of the existing employment and granted 25,000 additional options at an exercise price of $1.21 in conjunction with the promotion. On or about January 11, 2002, Mr. Hearon resigned his employment with us.

     Effective July 22, 1998, we entered into an employment agreement with Bernard B. Beale pursuant to which Mr. Beale serves as our Executive Vice President. The agreement has an initial term of four years and can continue for additional one-year periods upon the agreement of Mr. Beale and us, and requires Mr. Beale to devote substantially all of his business time, attention and energy exclusively to our business, and to use his best efforts to promote our business success. In exchange, Mr. Beale is entitled to (i) receive an annual salary, commencing July 22, 1998, of $150,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with our bonus plan to be established for its executives, (iii) receive a signing bonus of $30,000, (iv) an option under our 1997 Amended and Restated Stock Option Plan to purchase 150,000 shares of Class A Common Stock at a price of $0.39 per share which vests immediately when granted and (v) participate in our other employee benefit plans. Mr. Beale's employment agreement is terminable by us at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Beale's right to compete with us during the term of the employment agreement and for two years after his termination of employment.

     Effective July 22, 1998, we entered into an employment agreement with Samuel C. Beale pursuant to which Mr. Beale serves as our Vice President, General Counsel and Secretary. The agreement has an initial term of three years and can continue for additional one-year periods upon the agreement of Mr. Beale and us, and requires Mr. Beale to devote substantially all of his business time, attention and energy exclusively to our business, and to use his best efforts to promote our business success. In exchange, Mr. Beale is entitled to (i) receive an annual salary, commencing July 22, 1998, of $108,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with our bonus plan to be established for its executives, (iii) receive a signing bonus of $30,000, (iv) an option under our 1997 Amended and Restated Stock Option Plan to purchase 100,000 shares of Class A Common Stock at a price of $0.39 per share which vests immediately when granted and (v) participate in our other employee benefit plans. Mr. Beale's employment agreement is terminable by us at any time for "cause," as specified in the agreement, and in certain other events. The employment agreement also contains covenants limiting Mr. Beale's right to compete with us during the term of the employment agreement and for two years after his termination of employment. The Company is currently negotiating the terms of a new employment agreement with Mr. Beale.

     Effective August 26, 1998, we entered into an employment agreement with R. Greg Smith pursuant to which Mr. Smith serves as our Vice President Finance and Chief Financial Officer. The agreement has an initial term of three years and can continue for additional one-year periods upon the agreement of Mr. Smith and us, and requires Mr. Smith to devote substantially all of his business time, attention and energy exclusively to our business, and to use his best efforts to promote the our business success. In exchange, Mr. Smith is entitled to (i) receive an annual salary, commencing August 26, 1998, of $125,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with our bonus plan to be established for its executives, (iii) receive a signing bonus of $30,000, (iv) an option under our 1997 Amended and Restated Stock Option Plan to purchase 100,000 shares of Class A Common Stock at a price of $0.39 per share which vests ratably over a three-year period and (v) participate in our other employee benefit plans. Mr. Smith's employment agreement is terminable by us at any time for "cause," as specified in the agreement, and in certain other events. On or about February 2002, Mr. Smith resigned his employment with us.

     Effective August 3, 2000, we entered into an employment agreement with John Tollefsen pursuant to which Mr. Tollefsen served as our Vice President and Chief Technical Officer. The agreement has an initial term of one year and can continue at will upon the agreement of Mr. Tollefsen and us, and requires Mr. Tollefsen to devote substantially all of his business time, attention and energy exclusively to our business, and to use his best efforts to promote our business success. In exchange, Mr. Tollefsen is entitled to (i) receive an annual salary, commencing August 28, 2000, of $175,000 (subject to annual review by the Board of Directors), (ii) earn an incentive bonus in accordance with our bonus plan to be established for its executives, (iii) receive a signing bonus of $100,000 payable as follows:
$50,000 upon signing the agreement, $25,000 at the end of the first 6 months of employment, and $25,000 at the completion of one year of employment, (iv) an additional guaranteed year end bonus of $50,000,(v) an option under the Company's 1997 Amended and Restated Stock Option Plan to purchase 650,000 shares of Class A Common Stock at a price of $1.22 per share which vest 25% upon signing the agreement and ratably thereafter over a three-year period and (vi) participate in our other employee benefit plans. Mr. Tollefsen's employment agreement is terminable by us at any time for "cause," as specified in the agreement, and in certain other events. On or about April 2001, Mr. Tollefsen resigned his employment with us.

     Effective May 9, 2001, we entered into an employment agreement with Robert
P. Demyanovich pursuant to which Mr. Demyanovich served as our President and Chief Operating Officer. The agreement has an initial term of five years and can continue at will upon the agreement of Mr. Demyanovich and us, and requires Mr. Demyanovich to devote substantially all of his business time, attention and energy exclusively to our business, and to use his best efforts to promote our business success. In exchange, Mr. Demyanovich is entitled to (i) receive an annual salary of $250,000, (ii) earn an incentive bonus in accordance with our bonus plan to be established for its executives, (iii) 5,000,000 shares of our Class A Common Stock of which 1,000,000 shares are to be issued upon Demyanovich's acceptance of employment with us and an additional 1,000,000 shares after each quarter in which we generated a positive cash flow (EBITDA) from our operations and (vi) participate in our other employee benefit plans. Mr. Demyanovich's employment agreement is terminable by us at any time for "cause," as specified in the agreement, and in certain other events. Upon beginning his employment with us, Demyanovich offered to reduce his annual salary from $250,000 to $150,000 until such time as we achieved positive cash flow from operations and could afford to pay the full salary amount. On or about January 15, 2002, Mr. Demyanovich resigned his employment with us. We did not achieve EBITDA during any quarter while Mr. Demyanovich was employed by us.

LIMITATION ON DIRECTOR'S LIABILITY; INDEMNIFICATION

     Texas law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages under certain conditions and circumstances. Our Articles of Incorporation limit the liability of our directors (in their capacity as directors, but not in their capacity as officers) to us or its shareholders to the fullest extent permitted by Texas law. Specifically, none of our directors will be personally liable to us or our shareholders for monetary damages for any act or omission in such director's capacity as a director, except for (i) a breach of the director's duty of loyalty to us or our shareholders, (ii) an act or omission not in good faith which involve intentional misconduct or a knowing violation of the law, (iii) an act or omission for which the liability of a director is expressly provided for by an applicable statute or (iv) any transaction from which the director derived an improper personal benefit, whether or not the benefit resulted from an action taken in the person's official capacity.

     The inclusion of this provision in our Articles of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter shareholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our shareholders. However, such limitation on liabilities does not affect the standard of conduct with which directors must comply, the availability of equitable relief or any causes of action based on federal law.

     Our Articles of Incorporation provide for the indemnification of its current and former officers and directors to the fullest extent permitted by applicable law.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the shares of Class A Common Stock as of May 2, 2002 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Class A Common Stock (the Company's only class of voting securities), (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, each shareholder listed below has sole voting power and investment power with respect to the shares beneficially owned by such person.

                                                          Shares of Class A
                                                                Common
          Name of Beneficial Owner(1)                  Stock Beneficially Owned         Percent of Class(2)
----------------------------------------------------------------------------------------------------------------
Covenant Econet, LLC                                     10,000,000 (3)                       14.2%
  1054 31st St. NW, #330
  Washington, DC  20007

Vincent W. Beale, Sr.                                     9,958,090 (4)                       13.7%

Cynet Holdings, LLC                                       8,810,090 (5)                       12.3%

Gerald M. McIntosh                                        5,619,701 (6)                        7.5%
  15418 Shanghai
  Houston, Texas  77040

Houston Economic Opportunity Fund, L.P.                   5,428,257 (7)                        7.7%
  c/o Pacesetter Capital Group
  2435 North Central Expressway, Suite 200
  Richardson, Texas  75080

Bernard B. Beale                                         1,150,000 (8)(9)                      1.6%

Samuel C. Beale                                          1,100,000 (8)(9)                      1.6%

Daniel C. Lawson                                         1,100,000 (10)                        1.6%

Craig T. Jackson                                           813,500                             1.2%

Larry D. Trotter                                           250,000 (11)                          *

Wayne Schroeder                                            100,000 (8)                           *

Gregory E. Webb                                                 --                              --

All directors and executive officers
   as a group (8 people)                                12,471,590 (12)                       17.1%

----------
*    Less than one percent.

1) Unless otherwise indicated, the business address of each of the beneficial owners listed in this table is: c/o CYNET, Inc. 12777 Jones Rd., Suite 400, Houston, TX 77070.

2) Percentages shown are based upon 70,252,073 shares of Class A Common Stock outstanding, plus with respect to each person or group, any Class A Common Stock that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

3) Refers to shares issued to Covenant Econet, LLC, Washington, D.C. for the sale of its membership database to the Company on or about November 8, 2001.

4) Refers to (i) 8,810,090 shares of beneficially owned by Cynet Holdings, of which Mr. Beale is the President and majority owner, (ii) 1,048,000 shares subject to warrants which Mr. Beale received from Ray C. Davis in July 1998, and (iii) 100,000 shares subject to vested stock options.

5) Refers to (i) 7,720,090 shares remaining of the (A) 9,473,000 shares purchased from Ray C. Davis and related entities controlled by Mr. Davis,
    (B) 5,225,472 shares purchased pursuant to the Subscription Agreement between the Company and Cynet Holdings (the "Holdings Subscription Agreement") and (C) 152,811 shares purchased as part of the rescission financing and (ii) 1,090,000 shares which may be purchased at any time prior to July 22, 2003, at a purchase price of $1.00 per share, upon exercise of a warrant issued pursuant to the Holdings Subscription Agreement.

6) Includes warrants for 4,779,693 shares of Class A Common Stock issued to Mr. McIntosh, a related McIntosh trust and a corporation controlled by Mr. McIntosh as part of the consideration for loans made to the Company in 2000 and 2001. See "Certain Relationships and Related Transactions."

7) Refers to (i) 3,331,200 shares into which an equal number of shares of the Series D Redeemable Convertible Preferred Stock (of which HEOF owns 100%) may be converted, (ii) 413,600 shares, which may be purchased upon exercise of a warrant held by HEOF, and (iii) 2,055,691 shares of Class A Common Stock issued to HEOF in lieu of $435,307 of dividend payments accrued on the Series D Redeemable Convertible Preferred Stock through September 30, 2001.

8)  Includes shares subject to vested stock options.

9) Includes shares deemed beneficially owned as a result of an interest in Cynet Holdings.

10) Includes 1,000,000 shares of Class A Common Stock issued to Mr. Lawson on May 25, 2001 for compensation as a consultant to the Company in 1999 and 2000.

11) Refers to shares of Class A Common Stock issued pursuant to a consulting agreement with Mr. Trotter. See "Certain Relationships and Related Transactions."

12) Includes an aggregate of 2,588,000 shares that such persons have the right to acquire within 60 days pursuant to warrants and options held by such persons.

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

     On March 1, 2000, Cynet Holdings assigned to the Company its sales and marketing rights with respect to the Cell Phone/Modem under an agreement with an equipment manufacturer for an initial term of one year in consideration for, among other things, the Company's agreement to satisfy the minimum sales requirements applicable to the Cell Phone/Modem units as provided in such agreement.

     During fiscal year 2000, Cynet Holdings provided the Company additional short-term financing of $1,670,000 for working capital and other corporate purposes. These borrowings were unsecured, non-interest bearing and due on demand by Cynet Holdings. During fiscal year 2000, the Company repaid $775,000 of the short-term financing. During fiscal year 2001, Cynet Holdings provided an additional $744,291 in financing to the Company. Pursuant to certain financing transactions with Gerald McIntosh and certain entities controlled by Gerald McIntosh (the "McIntosh Group"), Cynet Holdings transferred to the McIntosh Group $950,000 of its notes evidencing indebtedness owed by the Company to the McIntosh Group, such that this amount owed to Cynet Holdings became a direct obligation of the Company to the McIntosh Group.

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

     HOUSTON ECONOMIC OPPORTUNITY FUND, L.P. In December 1999, Houston Economic Opportunity Fund, L.P. ("HEOF") acquired 1,766,423 shares of Class A Common Stock for a purchase price of $1.37 per share as part of the financing of the Company's registered rescission offer. The Company also issued HEOF a warrant to purchase 413,600 shares of Class A Common Stock for a purchase price of $1.00 per share pursuant to an advisory agreement wiht HEOF. The warrant is exercisable, in whole or in part, at any time during the three-year period beginning on September 30, 1999. On February 4, 2000, the Company also completed a private placement (the "HEOF Financing") of its securities to HEOF, pursuant to which HEOF (i) invested $1,600,000 in the Company in exchange for 1,600,000 shares of the Company's newly-issued Series C
Redeemable Callable Preferred Stock, no par value, and (ii) exchanged
1,766,423 shares of Common Stock owned by HEOF for 1,766,423 shares of the Company's newly-issued Series D Redeemable Convertible Preferred Stock, no par value. The HEOF Financing was completed pursuant to a Stock Purchase Agreement dated as of January 31, 2000 by and between the Company and HEOF.

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

     On December 28, 2000, Compaq and the Company entered into an agreement pursuant to which Compaq made a secured loan to the Company for $750,000. In connection with the loan, the Company issued to Compaq warrants to purchase 750,000 shares of the Company's Class A Common Stock at a purchase price of $0.10 per share (based on the market price of the Company's Class A Common Stock at or near the date the loan was completed). The loan is in default as of February 7, 2001 (the original maturity date) and bears a 15% annual default rate of interest. Interest on the loan is payable monthly in arrears until the principal balance is paid in full.

     GERALD M. McINTOSH/McINTOSH GROUP. Between August 2000 and December 2000, Gerald M. McIntosh and certain entities controlled by Mr. McIntosh, a former director of the Company, loaned $950,000 to Cynet Holdings for the benefit of the Company. In November, 2000, G&B McIntosh Family Limited Partnership guaranteed the Company's purchase of certain computer equipment and subsequently paid for such equipment on behalf of the Company in the amount of $308,310. In March 2001, the McIntosh Group agreed to restructure the term of the $950,000 loaned in 2000 and the $308,310 paid in 2001 into one promissory note secured by substantially all of the assets of the Company. In addition, the Company issued warrants entitling the McIntosh Group to purchase 4,779,693 shares of the Company's Class A Common Stock at an exercise price of $.16 per share.

     COVENANT ECONET, LLC. On November 8, 2001, the Company's Board of Directors ratified an agreement to purchase the membership database of Financial Warfare, Inc. a wholly owned subsidiary of Covenant Econet, LLC, for the price of 10 million shares of the Company's Class A Common Stock and the issuance of shares of preferred stock to be created that would have the right to convert into 20 million shares of the Company's Class A Common Stock in the future upon the approval of the Company's shareholders to increase the number of shares of authorized Class A Common Stock.

     EXECUTIVE EMPLOYMENT AGREEMENTS AND OTHER TRANSACTIONS. In 1998 the Company entered into employment agreements with each of Vincent W. Beale, Sr., Bernard
B. Beale, David P. Hearon, Jr., Samuel C. Beale and R. Greg Smith. In 2000, the Company entered into an employment agreement with John Tollefsen. In 2001 the Company entered into an employment agreement with Robert Demyanovich. See "Executive Compensation - Employment Agreements."

     During the year ended December 31, 2000, an aggregate amount of $83,236 of advances to Vincent W. Beale, Sr., Bernard B. Beale and Samuel C. Beale were deemed to be compensation under federal tax regulations. See "Executive Compensation."

     On November 8, 2001 the Company entered into a one-year consulting agreement with Larry D. Trotter. The consulting agreement provides, among other things, that Mr. Trotter will assist the Company in the sale and marketing of its enhanced communication services. As compensation for services provided under this agreement, the Company agreed to issue to Mr. Trotter 250,000 shares of Class A Common Stock upon execution of the agreement, plus up to an additional 750,000 shares of Class A Common Stock as long as Mr. Trotter performs his duties under the agreement to the Company's satisfaction.

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

     4.9 Eight Percent (8%) Convertible Note Due March 8, 2004 executed by the Company in favor of Augustine Fund, L.P.

     10.1   1997 Restated Stock Option Plan (incorporated by reference to
            Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, No. 333- 60765, filed August 12, 1999).

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

     10.14 Second Amendment to Subscription Agreement dated January 12, 2000, between the Company and Cynet Holdings, LLC. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (file no. 000-30412)).

     10.15 Securities Purchase Agreement dated as of January 31, 2000 by and between the Company and Augustine Fund, L.P. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (file no. 000-30412)).

     10.16 Stock Purchase Agreement dated as of January 31, 2000 by and between the Company and Houston Economic Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (file no. 000-30412)).

     10.17 Agreement dated March 1, 2000 between the Company and Cynet Holdings, LLC. (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (file no. 000-30412)).

     10.18 Form of Stock Exchange Agreement dated as of May 26, 2000 by and between the Company and Houston Economic Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-30412)).

     10.19 Amended and Restated Registration Rights Agreement dated as of May 26, 2000 by and between the Company and Houston Economic Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-30412)).

     10.20 Form of Augustine Securities Purchase Agreement dated as of May 26, 2000 by and between the Company and Augustine Fund, L.P. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-30412)).

     10.21 Form of The Shaar Securities Purchase Agreement dated as of May 26, 2000 by and between the Company and The Shaar Fund, Ltd. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-30412)).

     10.22 Form of Triton Securities Purchase Agreement dated as of May 26, 2000 by and between the Company and Triton Private Equities Fund, L.P. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-30412)).

     10.23 Funding Agreement dated June 15, 2000 by and between the Company and American Nortel Communications, Inc. (incorporated by reference to
            Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-30412)).

     10.24 Employment agreement dated as of August 3, 2000 between the Company and John Tollefsen (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-30412)).

     10.25 Form of Securities Purchase Agreement dated as of August 8, 2000 by and between the Company and CPQ Holdings, Inc. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-30412)).

     10.26 Form of Loan Agreement dated December 28, 2000 by and between the Company and Compaq Computer Corporation (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-30412)).

     10.27 Form of Agreement dated February 8, 2001, among the Company, AECsoft USA, Inc., and CYNET Interactive, LLC (incorporated by reference to
            Exhibit 10.31 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-30412)).

     10.28 Forbearance Agreement dated as of February 26, 2001 between the Company and Denmark House Investment, Ltd.

     10.29 Loan Agreement, dated March 31, 2001, among the Company, CRTLP, Inc., G&B McIntosh Family Limited Partnership and the McIntosh Revocable Trust (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 (File No. 000-30412)).

     10.30 Security Agreement, dated March 31, 2001, executed by the Company (and its subsidiaries) in favor of certain entities controlled by Gerald M. McIntosh (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 (File No. 000-30412)).

     10.31 Warrant, dated March 31, 2001, issued to certain entities controlled by Gerald M. McIntosh (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 (File No. 000-30412)).

     10.32 Consulting Agreement, dated March 23, 2001, between the Company and Jacob International, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 (File No. 000-30412)).

     10.33 Memorandum of Understanding, dated March 30, 2001, among the Company, Hubert Wen, and Level Jump Financial Group, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 (File No. 000-30412)).

     10.34 Employment Agreement dated May 9, 2001 between the Company and Robert P. Demanyovich (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 File No. 000-30412)).

     10.35 Consulting Agreement, effective as of May 22, 2001, by and between CYNET, Inc. and Gareth Pursehouse (incorporated by reference to
            Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed June 19, 2001 (File No. 333-63324)).

     10.36 Consulting Agreement, effective as of June 1, 2001, between CYNET, Inc. and Ron Brewer (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, filed June 19, 2001 (File No. 333-63324)).

     10.37 Consulting Agreement, effective as of June 8, 2001, between CYNET, Inc. and Sam McKinley (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, filed June 19, 2001 (File No. 333-63324)).

     10.38 Asset Purchase Agreement dated as of November 2, 2001, among the Company, Financial Warfare, Inc. and Covenant Econet, Inc.

     10.39 Consulting Agreement dated November 8, 2001 between the Company and Teresa Hodge.

     10.40 Consulting Agreement dated November 8, 2001 between the Company and Ralph Dennis.

     10.41 Consulting Agreement dated November 8, 2001 between the Company and Larry D. Trotter.

     10.42 Consulting Agreement dated November 8, 2001 between the Company and Eric Clark.

     10.43 Consulting Agreement dated November 8, 2001 between the Company and Marcus Dukes.

     16.1 Letter from Mann, Frankfort, Stein & Lipp CPAs regarding change in certifying accountant.

     21     Subsidiaries of the Company

Following is a list of the Company's Subsidiaries:


                                          Other Name Under
                                          Which Subsidiary            Jurisdiction of
Name of Subsidiary                        Conducts Business            Incorporation
------------------                        -----------------           ---------------
Worldwide Marketing Services, Inc.     Cynet Marketing Services             Texas
CYNET Interactive, LLC                          None                        Texas


REPORTS ON 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS FORM 10-KSB.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2001            CYNET, INC.


                               By:       /s/ Vincent W. Beale, Sr.
                                   ---------------------------------------------
                                     Vincent W. Beale, Sr. Chairman of
                                     the Board and Chief Executive Officer
                                     (Principal Executive Officer)


                               By:           /s/ Samuel C. Beale
                                   ---------------------------------------------
                                     Samuel C. Beale, Chief Financial Officer
                                     Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE
                                   TITLE                                 DATE
/s/ VINCENT W. BEALE, SR.          Chairman of the Board of Directors    May 14, 2002
-------------------------------    and Chief Executive Officer
Vincent W. Beale, Sr.              (Principal Executive Officer)

/s/ BERNARD B. BEALE               Executive Vice President,             May 14, 2002
-------------------------------    Chief Operating Officer
Bernard B. Beale                   and Director

/s/ SAMUEL C. BEALE                Chief Financial Officer, General      May 14, 2002
-------------------------------    Counsel, Secretary and Director
Samuel C. Beale

/s/ WAYNE SCHROEDER                Director                              May 14, 2002
-------------------------------
Wayne Schroeder

/s/ DANIEL C. LAWSON               Director                              May 14, 2002
-------------------------------
Daniel C. Lawson

/s/ GREGORY E. WEBB                Director                              May 14, 2002
-------------------------------
Gregory E. Webb

/s/ LARRY D. TROTTER               Director                              May 14, 2002
-------------------------------
Larry D. Trotter

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  CYNET, Inc.
  Houston, Texas

We have audited the accompanying consolidated balance sheet of Cynet, Inc. as of December 31, 2001, and the related consolidated statements of loss, capital deficit, and cash flows for the year then ended. These financial statements are the responsibility of Cynet's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cynet, Inc. as of December 31, 2001, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cynet will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Cynet has incurred losses for the years ended December 31, 2001 and 2000 totaling $8,782,915 and $12,309,985, and at December 31, 2001 and 2000, respectively and had a capital deficit of $10,231,436. Cynet will require additional working capital to develop and support its technologies and business until Cynet either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Cynet's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

April 20, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


CYNET, Inc.
Houston, Texas

We have audited the accompanying consolidated statements of operations, capital deficit and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of Cynet's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Cynet Inc.'s operations and cash flows of Cynet, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cynet will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Cynet has incurred a loss for the year ended December 31, 2000 totaling $12,309,985, and at December 31, 2000 had a capital deficit of $3,411,766. Cynet will require additional working capital to develop and support its technologies and business until Cynet either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or
(2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Cynet's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                        Mann Frankfort Stein & Lipp CPAs, LLP


Houston, Texas
March 30, 2001

                                   CYNET, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                             ASSETS

Current assets
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $143,862                          $     55,296
    Affiliates                                                                            312,057
  Inventory                                                                                 4,200
  Prepaid expenses                                                                         80,159
  Other current assets                                                                      7,504
                                                                                     ------------
    Total current assets                                                                  459,216
Property and equipment, net                                                             1,535,138
Intangible asset                                                                          300,000
                                                                                     ------------
                                                                                     $  2,294,354
                                                                                     ============

                   LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                   $  6,262,112
  Accrued expenses                                                                      1,321,377
  Notes payable                                                                         1,539,818
  Accrued interest payable                                                                773,054
  Advances from affiliates                                                                744,291
  Accrued stock and warrant rights                                                         50,000
                                                                                     ------------
    Total current liabilities                                                          10,690,652
                                                                                     ------------
Notes payable - long-term                                                               1,258,310
CAPITAL DEFICIT:
Cumulative convertible preferred stock:
  Series A, non-voting, $2.00 and $1.43 stated value 3,600,000
    Shares authorized, no shares issued and outstanding                                        --
  Series B, non-voting, $3.00 stated value 2,000,000
    Shares authorized, no shares issued and outstanding                                        --
  Series C, non-voting, $1.09 stated value 1,600,000
    Shares authorized, no shares issued and outstanding                                        --
  Series D, non-voting, $1.25 stated value; 4,000,000 shares
    Authorized, 2,926,200 shares issued and outstanding                                 3,657,750
  Series E, non-voting, $1,000 stated value; 1,635 shares
    Authorized, 1,591 shares issued and outstanding                                     1,591,000
  Series F, non-voting, $1,000 stated value, 2,185 shares
    Authorized, 2,074 shares issued and outstanding                                     2,074,000
  Series G, H and I, no shares issued and outstanding                                          --
Common stock:
  Class A voting, no par value, 100,000,000 shares authorized,
  58,792,763 shares issued and outstanding                                             24,213,237
  Class B voting, no par value, 20,000,000 shares authorized,
  268,015 shares issued and outstanding                                                   544,744
  Additional paid in capital                                                            3,380,985
  Outstanding warrants                                                                  4,292,170
  Deficit                                                                             (49,408,494)
                                                                                     ------------
  Total Capital Deficit                                                                (9,654,608)
                                                                                     ------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                                                $  2,294,354
                                                                                     ============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                                   CYNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                     --------------------------------------
                                                                         2001                      2000
                                                                     ------------              ------------
Revenues                                                             $  4,970,004              $  9,120,422
Cost of revenues                                                        2,935,964                 4,884,319
                                                                     ------------              ------------
  Gross profit                                                          2,034,040                 4,236,103
                                                                     ------------              ------------

Selling, general and administrative expenses                            8,768,771                12,885,098
Depreciation and amortization                                           1,210,249                 1,498,477
                                                                     ------------              ------------
                                                                        9,979,020                14,383,575
                                                                     ------------              ------------

Loss from operations                                                   (7,944,980)              (10,147,472)

Other income (expense):
  Interest expense                                                     (1,020,412)               (1,794,276)
  Interest income                                                             451                     4,082
  Other                                                                   182,026                  (372,319)
                                                                     ------------              ------------
                                                                         (837,935)               (2,162,513)
                                                                     ------------              ------------

Net loss before dividends on preferred stock                           (8,782,915)              (12,309,985)

Deemed dividend on convertible preferred stock                                 --                (2,252,940)

Cumulative dividend requirement on preferred stock                       (636,295)                 (370,010)
Dividends on preferred stock                                                   --                   (23,795)
                                                                     ------------              ------------
Net loss applicable to common stockholders                           $ (9,419,210)             $(14,956,730)
                                                                     ============              ============

Net loss per share:
  Basic and diluted                                                  $      (0.23)             $      (0.50)
                                                                     ============              ============

Weighted average shares outstanding:
  Basic and diluted                                                    40,507,896                29,756,702
                                                                     ============              ============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                                   CYNET, INC.
                          STATEMENTS OF CAPITAL DEFICIT

                                                Series A                     Series B                      Series C
                                             Preferred Stock              Preferred Stock                Preferred Stock
                                        --------------------------    --------------------------    --------------------------
                                           Shares         Amount        Shares         Amount         Shares         Amount
                                        -----------    -----------    -----------    -----------    -----------    -----------
Balance,
  December 31, 1999                          66,000    $   109,997         60,832    $   126,240             --    $        --
Issuance of Class A common stock                 --             --             --             --             --             --
Issuance of Class B common stock                 --             --             --             --             --             --
Issuance of Preferred C shares                   --             --             --             --      1,600,000      1,600,000
Issuance of Preferred E shares                   --             --             --             --             --             --
Issuance of Preferred F shares                   --             --             --             --             --             --
Issuance of common stock and/or
warrants for finder's fees,
consulting and/or other services                 --             --             --             --             --             --
Conversion of notes payable into
Preferred E and F shares                         --             --             --             --             --             --
Conversion of Preferred C shares
into Preferred D shares                          --             --             --             --     (1,600,000)    (1,600,000)
Conversion of Class A common
redeemable stock to Preferred
D shares                                         --             --             --             --             --             --
Conversion of Class B common
stock to Class A common stock                    --             --             --             --             --             --
Conversion of Preferred A
shares to Class A common stock              (66,000)      (109,997)            --             --             --             --
Conversion of Preferred B
shares to Class B common stock                   --             --        (60,832)      (126,240)            --             --
Exercises of warrants                            --             --             --             --             --             --
Deemed dividends                                 --             --             --             --             --             --
Accretion on redeemable stock-net                --             --             --             --             --             --
Adjustment to recission shares
and related dividends                            --             --             --             --             --             --
Adjustment to issuance of
Class A common stock on
conversion and advances
from Cynet Holdings, LLC                         --             --             --             --             --             --
Net loss                                         --             --             --             --             --             --
                                        -----------    -----------    -----------    -----------    -----------    -----------
Balance,
  December 31, 2000                              --             --             --             --             --             --
Issuance of common stock
and/or warrants for finder's
fees, consulting and/or
other services                                   --             --             --             --             --             --
Conversion of Preferred D
shares to Class A common stock                   --             --             --             --             --             --
Conversion of Preferred E
shares to Class A common stock                   --             --             --             --             --             --
Conversion of Preferred F
shares to Class A common stock                   --             --             --             --             --             --
Exchange of Class B common
stock for Class A common stock                   --             --             --             --             --             --
Issuance of Class A common
stock for accrued stock rights                   --             --             --             --             --             --
Issuance of Class A common
stock for dividends                              --             --             --             --             --             --
Issuance of Class A common
stock for assets                                 --             --             --             --             --             --
Expiration of warrants                           --             --             --             --             --             --
Net loss                                         --             --             --             --             --             --
                                        -----------    -----------    -----------    -----------    -----------    -----------
Balance,
  December 31, 2001                              --    $        --             --    $        --             --    $        --
                                        ===========    ===========    ===========    ===========    ===========    ===========

                                   CYNET, INC.
                          STATEMENTS OF CAPITAL DEFICIT

                                                   Series D                     Series E                       Series F
                                                Preferred Stock               Preferred Stock               Preferred Stock
                                          --------------------------    --------------------------    --------------------------
                                             Shares        Amount          Shares        Amount         Shares         Amount
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balance,
  December 31, 1999                                --    $        --             --    $        --             --    $        --
Issuance of Class A common stock                   --             --             --             --             --             --
Issuance of Class B common stock                   --             --             --             --             --             --
Issuance of Preferred C shares                     --             --             --             --             --             --
Issuance of Preferred E shares                     --             --            534        534,000             --             --
Issuance of Preferred F shares                     --             --             --             --            716        716,000
Issuance of common stock
and/or warrants for
finder's fees, consulting
and/or other services                              --             --             --             --             --             --
Conversion of notes payable
into Preferred E and F shares                      --             --          1,067      1,067,000          1,468      1,468,000
Conversion of Preferred C
shares into Preferred D shares              1,395,200      1,600,000             --             --             --             --
Conversion of Class A
common redeemable stock to
Preferred D shares                          1,936,000      2,667,299             --             --             --             --
Conversion of Class B
common stock to Class A
common stock                                       --             --             --             --             --             --
Conversion of Preferred A
shares to Class A common stock                     --       (103,299)            --             --             --             --
Conversion of Preferred B
shares to Class B common stock                     --             --             --             --             --             --
Exercises of warrants                              --             --             --             --             --             --
Deemed dividends                                   --             --             --             --             --             --
Accretion on redeemable
stock-net                                          --             --             --             --             --             --
Adjustment to recission
shares and related dividends                       --             --             --             --             --             --
Adjustment to issuance of
Class A common stock on
conversion and advances
from Cynet Holdings, LLC                           --             --             --             --             --             --
Net loss                                           --             --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balance,
  December 31, 2000                         3,331,200      4,164,000          1,601      1,601,000          2,184      2,184,000
Issuance of common stock
and/or warrants for
finder's fees, consulting
and/or other services                              --             --             --             --             --             --
Conversion of Preferred D
shares to Class A common stock               (405,000)      (506,250)            --             --             --             --
Conversion of Preferred E
shares to Class A common stock                     --             --            (10)       (10,000)            --             --
Conversion of Preferred F
shares to Class A common stock                     --             --             --             --           (110)      (110,000)
Exchange of Class B common
stock for Class A common stock                     --             --             --             --             --             --
Issuance of Class A common
stock for accrued stock rights                     --             --             --             --             --             --
Issuance of Class A common
stock for dividends                                --             --             --             --             --             --
Issuance of Class A common
stock for assets                                   --             --             --             --             --             --
Expiration of warrants                             --             --             --             --             --             --
Net loss                                           --             --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balance,
  December 31, 2001                         2,926,200    $ 3,657,750          1,591    $ 1,591,000          2,074    $ 2,074,000
                                          ===========    ===========    ===========    ===========    ===========    ===========

                                   CYNET, INC.
                          STATEMENTS OF CAPITAL DEFICIT

                                                    Class A                            Class B
                                                  Common Stock                       Common Stock                 Additional
                                           -----------------------------      -----------------------------         Paid in
                                              Shares           Amount           Shares            Amount            Capital
                                           -----------       -----------      -----------       -----------       -----------
Balance,
  December 31, 1999                         27,784,207       $16,263,783        2,123,264       $ 3,199,119       $   308,039
Issuance of Class A common stock             1,801,802         1,873,033               --                --                --
Issuance of Class B common stock                    --                --          750,000           642,177                --
Issuance of Preferred C shares                      --                --               --                --                --
Issuance of Preferred E shares                      --                --               --                --          (190,254)
Issuance of Preferred F shares                      --                --               --                --                --
Issuance of common stock and/or
warrants for finder's fees,
consulting and/or other services                10,000            15,000               --                --           (88,519)
Conversion of notes payable into
Preferred E and F shares                            --                --               --                --           968,487
Conversion of Preferred C
shares into Preferred D shares                      --                --               --                --                --
Conversion of Class A common
redeemable stock to Preferred
D shares                                    (1,766,423)               --               --                --                --
Conversion of Class B common
stock to Class A common stock                1,989,828         2,645,668       (1,989,828)       (2,645,668)               --
Conversion of Preferred A
shares to Class A common stock                  66,000           109,997               --                --                --
Conversion of Preferred B
shares to Class B common stock                      --                --           60,832           126,240                --
Exercises of warrants                           95,989            64,500           65,356            51,875            26,993
Deemed dividends                                    --                --               --                --         2,252,940
Accretion on redeemable
stock-net                                           --                --               --                --           103,299
Adjustment to recission
shares and related dividends                    18,962            68,399            8,391           (78,999)               --
Adjustment to issuance of
Class A common stock on
conversion and advances from
Cynet Holdings, LLC                             68,528                --               --                --                --
Net loss                                            --                --               --                --
                                           -----------       -----------      -----------       -----------       -----------
Balance,
  December 31, 2000                         30,068,893        21,040,380        1,018,015         1,294,744         3,380,985

Issuance of common stock
and/or warrants for finder's
fees, consulting and/or
other services                              12,000,000           832,250               --                --                --
Conversion of Preferred D
shares to Class A common stock                 450,000           506,250               --                --                --
Conversion of Preferred E
shares to Class A common stock                 303,371            10,000               --                --                --
Conversion of Preferred F
shares to Class A common stock               2,414,808           110,000               --                --                --
Exchange of Class B common
stock for Class A common stock                 750,000           750,000         (750,000)         (750,000)               --
Issuance of Class A common
stock for accrued stock rights                 750,000           229,050               --                --                --
Issuance of Class A common
stock for dividends                          2,055,691           435,307               --                --                --
Issuance of Class A common
stock for assets                            10,000,000           300,000               --                --                --
Expiration of warrants                              --                --               --                --                --
Net loss                                            --                --               --                --                --
                                           -----------       -----------      -----------       -----------       -----------
Balance,
  December 31, 2001                         58,792,763       $24,213,237          268,015       $   544,744       $ 3,380,985
                                           ===========       ===========      ===========       ===========       ===========

                                   CYNET, INC.
                          STATEMENTS OF CAPITAL DEFICIT

                                                              Warrants
                                                   --------------------------------
                                                      Shares              Amount             Deficit              Total
                                                   ------------        ------------        ------------        ------------
Balance,
  December 31, 1999                                  11,013,554        $  1,888,437        $(25,602,661)       $ (3,707,046)
Issuance of Class A common stock                        270,270             126,967                  --           2,000,000
Issuance of Class B common stock                        250,000             107,823                  --             750,000
Issuance of Preferred C shares                               --                  --                  --           1,600,000
Issuance of Preferred E shares                          215,000             190,254                  --             534,000
Issuance of Preferred F shares                               --                  --                  --             716,000
Issuance of common stock and/or
warrants for finder's fees,
consulting and/or other services                        700,000             475,004                  --             401,485
Conversion of notes payable
into Preferred E and F shares                           160,000             351,014                  --           3,854,501
Conversion of Preferred C
shares into Preferred D shares                               --                  --                  --                  --
Conversion of Class A common
redeemable stock to Preferred D shares                       --                  --                  --           2,667,299
Conversion of Class B common
stock to Class A common stock                                --                  --                  --                  --
Conversion of Preferred A
shares to Class A common stock                               --                  --                  --                  --
Conversion of Preferred B
shares to Class B common stock                               --                  --                  --                  --
Exercises of warrants                                  (207,375)            (26,993)                 --             116,375
Deemed dividends                                             --                  --          (2,252,940)                 --
Accretion on redeemable stock-net                            --                  --                  --                  --
Adjustment to recission
shares and related dividends                                 --                  --             (23,795)            (34,395)
Adjustment to issuance of
Class A common stock on
conversion and advances from
Cynet Holdings, LLC                                          --                  --                  --                  --
Net loss                                                     --                  --         (12,309,985)        (12,309,985)
                                                   ------------        ------------        ------------        ------------
Balance,
  December 31, 2000                                  12,401,449           3,112,506         (40,189,381)         (3,411,766)

Issuance of common stock
and/or warrants for finder's fees,
consulting and/or other services                     10,579,693           1,179,664                  --           2,011,914
Conversion of Preferred D
shares to Class A common stock                               --                  --                  --                  --
Conversion of Preferred E
shares to Class A common stock                               --                  --                  --                  --
Conversion of Preferred F
shares to Class A common stock                               --                  --                  --                  --
Exchange of Class B common
stock for Class A common stock                               --                  --                  --                  --
Issuance of Class A common
stock for accrued stock rights                               --                  --                  --             229,050
Issuance of Class A common
stock for dividends                                          --                  --            (435,307)                 --
Issuance of Class A common
stock for assets                                             --                  --                  --             300,000
Expiration of warrants                               (2,977,825)                 --                  --                  --
Net loss                                                     --                  --          (8,782,915)         (8,782,915)
                                                   ------------        ------------        ------------        ------------
Balance,
  December 31, 2001                                  20,003,317        $  4,292,170        $(49,408,494)       $ (9,654,608)
                                                   ============        ============        ============        ============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                                   CYNET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                  ----------------------------------
                                                                                      2001                  2000
                                                                                  ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                                          $ (8,782,915)         $(12,309,985)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                      1,210,249             1,498,477
  Non-cash interest expense                                                                 --             1,355,145
  Loss on disposal of property and equipment                                                --                  (468)
  Provision for bad debts                                                               94,724               207,063
  Stock and warrant rights issued for loan costs
    and services                                                                     2,011,914               355,737
  Adjustment to recission offer                                                             --               (10,600)
  Registration penalty                                                                      --               123,900
  Write-off of employee advances to compensation
    Expense                                                                                 --                84,806
  Loss on conversion of debt                                                                --               250,429
Changes in operating assets and liabilities:
  Accounts receivable                                                                 (131,159)             (220,116)
  Inventory                                                                            578,200              (582,400)
  Prepaid expenses and other                                                           191,304              (236,989)
  Accounts payable and accrued expenses                                              3,274,423             2,296,171
                                                                                  ------------          ------------
NET CASH USED IN OPERATING ACTIVITIES                                               (1,554,151)           (7,188,830)
                                                                                  ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                   (58,094)             (950,150)
  Proceeds from sale of property and equipment                                              --               125,581
                                                                                  ------------          ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (58,094)             (824,569)
                                                                                  ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITES:
  Issuance of common stock - Class A, net                                                   --             1,000,000
  Issuance of common stock - Class B, net                                                   --               750,000
  Issuance of preferred stock -Series D, net                                                --             1,600,000
  Issuance of preferred stock -Series E & F, net                                            --             1,869,500
  Proceeds from notes payable and advances                                           1,847,810             3,720,000
  Proceeds from warrants and options exercised                                              --               131,375
  Payments on advances - related party                                                (150,709)             (775,000)
  Payments on notes payable                                                           (164,865)                   --
  Payment of cash dividends                                                                 --              (385,348)
                                                                                  ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            1,532,236             7,910,527
                                                                                  ------------          ------------

NET DECREASE IN CASH                                                                   (80,009)             (102,872)
Cash, beginning of period                                                               80,009               182,881
                                                                                  ------------          ------------
Cash, end of period                                                               $         --          $     80,009
                                                                                  ============          ============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                              CYNET, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of CYNET, Inc., and its wholly-owned subsidiaries Worldwide Marketing, Inc. formed April 24, 1998 and Cynet Interactive, LLC, acquired in July 1999. All significant intercompany accounts and transactions have been eliminated. CYNET, Inc., Worldwide Marketing, Inc., and Cynet Interactive, LLC are referred to herein as Cynet.

Cynet is an Internet business solutions provider integrating full convergent messaging services with wireless product offerings. Cynet's products and services are convergent messaging which includes Fax, Data, E-Mail and Mobile Messaging, and wireless products which include the CYNET CYPAQ PocketPack and Complete Cell Phone/Modem.

Cynet is a Texas corporation and was founded in April 1995 to provide fax services for business-to-business communication. Cynet capitalized on the dramatic increase in the usage of third-party fax services.

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

Cynet reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable.

INCOME TAXES

Deferred income taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities (see Note 8). Cynet adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in Cynet's operating results.

RESEARCH AND DEVELOPMENT

Expenditures for research and development of telecommunication technology as it relates to fax broadcasting and to various customer interface and application needs are charged to expense as incurred. For the years ended December 31, 2001 and 2000, research and development expenditures were approximately $48,000 and $2,008,000, respectively.

REVENUE RECOGNITION

Messaging service revenues are recognized as services are performed. Wireless product revenues are recognized when product is shipped to the customer. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed.

GOODWILL

Goodwill recorded in connection with the acquisition of Cynet Interactive, LLC was being amortized using the straight-line method over three years. The remaining goodwill of $95,221 was written off in 2000.

LOSS PER COMMON SHARE

Cynet is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2001 and 2000, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

These securities at December 31, 2001 and 2000 were as follows:

                                                         2001           2000
                                                        Shares         Shares
                                                    --------------  ------------
Conversion of Series D preferred stock - Class A        3,701,333     3,331,200
Conversion of Series E preferred stock - Class A       79,550,000     2,225,166
Conversion of Series F preferred stock - Class A      103,700,000     2,225,166
Incentive stock option plan - Class A                   2,038,750     3,605,000
Stock warrants outstanding - Class A                   14,657,063     9,077,370
Stock warrants outstanding - Class B                    8,324,079     3,324,079
                                                    --------------  -----------
                                                      211,371,225    23,787,981
                                                    ==============  ===========

STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

Cynet accounts for stock-based compensation under the intrinsic value method. Under this method, Cynet recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

RISKS AND UNCERTAINTIES

Cynet is subject to the business risks inherent in the telecommunications industry. These risks include, but are not limited to, a high degree of competition within the telecommunications industry and continuous technological advances. Future technological advances in the telecommunications industry may result in the availability of new services or products that could compete with the enhanced messaging services and wireless products and services currently provided by Cynet or decreases in the cost of existing products or services that could enable Cynet's established or potential customers to fulfill their own needs for enhanced messaging services and wireless products more cost efficiently. There can be no assurance that Cynet would not be adversely affected in the event of such technological change.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Cynet does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Cynet's results of operations, financial position or cash flow.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended December 31, 2001 and 2000, Cynet incurred net losses totaling $8,782,915 and $12,309,985, respectively, and at December 31, 2001 had a capital deficit of $10,231,436. Because of these recurring losses, Cynet will require additional working capital to develop and support its technologies and business until Cynet either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support Cynet's working capital requirements.

Subsequent the year ended December 31, 2001, Cynet signed an agreement to raise up to $1,200,000 less legal costs through debt financing.

Additionally, Cynet intends to raise additional working capital through either private placements, public offerings and/or bank financing. Currently, Cynet is in discussions with several investors and lending institutions; however no definitive agreements have been reached.

There are no assurances that Cynet will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Cynet's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Cynet will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Cynet. If adequate working capital is not available Cynet may be required to curtail its operations.

These conditions raise substantial doubt about Cynet's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Cynet be unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2001, property and equipment consisted of the following:

                                                        Useful
                                                         Lives        Amount
                                                       ---------   -------------
    Computer equipment                                      3-5     $ 3,467,579
    Computer software                                         5       1,027,289
    Furniture and fixtures                                    7         612,646
    Telephone and electrical equipment                      3-5         316,013
    Automobiles                                               5         129,113
    Leasehold improvements                                    5         242,453
    Capital leases                                            2          82,916
                                                                   -------------
                                                                      5,878,009
    Less: accumulated depreciation and amortization                   4,342,871
                                                                   -------------
                                                                    $ 1,535,138
                                                                   =============

NOTE 4 - NOTES PAYABLE

In July, 2001, Cynet entered into an installment note with a vendor for $308,665. The installment note is unsecured and is payable in monthly installments of $27,137, including interest at 6% until June 2002. As of December 31, 2001 $154,333 remains outstanding.

As of December 31, 2001, there were other notes payable balances at various interest rates totaling $235,485. These notes have accrued interest payable of $3,575 as of December 31, 2001.

On January 31, 2000, Cynet entered into a securities purchase agreement with



                                      F=13
a non-related entity. In accordance with the agreement Cynet issued a $1,600,000 Series A (8%) Convertible promissory note. The promissory note bore interest at 8% payable quarterly in cash or common stock beginning June 30, 2000, with outstanding principal and interest due January 31, 2002. At the holders' option at any time commencing at the earlier of the effective date of the registration statement or May 30, 2000, the original face amount of the note or a portion could be converted into Cynet's Class A common stock at a per share conversion rate equaled to the lesser of (1) 110% of the average of the closing bid prices for Cynet's Class A common stock five trading days prior to January 31, 2000 or
(2) 75% of the average of the three lowest closing bid prices for Cynet's Class A common stock thirty trading days immediately preceding the conversion date.

In 2000, Cynet recorded interest expense of $1,250,000 to record the effect of the beneficial conversion rate of the promissory note at date of issuance.

In addition, Cynet issued the note holder a warrant to purchase 160,000 shares of Cynet's Class A common stock at a per share price equaled to 120% of the average of the closing bid prices of Cynet's Class A common stock five trading days prior to January 31, 2000. The warrant vested immediately and expires January 31, 2003. In 2000, Cynet recorded interest expense of $350,000 for the value of the warrant.

In association with the issuance of this promissory note Cynet paid finders fees totaling $145,000, which consisted of issuance of 10,000 shares of Cynet's Class A common stock valued at $15,000 and a cash payment of $130,000.

During 2000, the debt was converted to Preferred Series E&F through a subsequent equity financing agreement. See NOTE 7- CAPITAL below.

On December 28, 2000, Compaq Computer Corporation ("Compaq"), a Class A common shareholder, and Cynet entered into an agreement pursuant to which Compaq made a secured loan to Cynet for $750,000. The loan has been in default since February 7, 2001. The outstanding balance of the loan as of December 31, 2001 of $750,000 was classified as a current liability in Cynet's consolidated balance sheet. Included in accrued interest payable is $110,189 as of December 31, 2001.

In August 1998, Cynet entered into a five-year agreement with an early cancellation provision to sell certain of its eligible accounts receivable, on a revolving basis to a non-affiliated entity. Cynet continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivables, including the receivables sold. Cynet agreed to pay a finance charge on the accounts receivable sold at rates ranging from 5% to 34.01% based on the aging of the receivables. However, Cynet has not been remitting the collection of the sold accounts receivable to the factoring agent and has been using the agreement as a line of credit and is paying finance charges of approximately 5% per month (60% annually) on the advances. For the year ended December 31, 2001 and 2000, Cynet incurred finance charges of $169,120 and $154,366, respectively. As of December 31, 2001 the note payable was $400,000 and accrued finance charges of $541,405 recorded in accrued interest payable.


NOTE 5 - NOTE PAYABLE - LONG TERM

On March 31, 2001, Cynet entered into a term loan for $1,258,310 with a Gerald
M. McIntosh and certain other entities controlled by Mr. McIntosh ("McIntosh"). The loan is due at March 31, 2003 with interest due upon demand or at maturity and is secured by substantially all of the assets of Cynet. Included in accrued interest payable is $117,885 as of December 31, 2001.

In addition, Cynet issued the note holder a warrant to purchase 4,779,693 shares of Cynet's Class A common stock at a per share price equaled to 120% of the average of the closing bid prices of Cynet's Class A common stock five trading days prior to March 31, 2001. The warrant vested immediately and expires March 31, 2003. In 2001, Cynet recorded a debt discount of $568,916 for the value of the warrant. The debt discount was amortized as a non-cash charge to interest expense.


NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions for 2001 are as follows:

During 2001, Cynet received advances from Cynet Holdings, LLC for working capital. The unsecured advances are non-interest bearing and due upon demand. As of December 31, 2001, Cynet owed Cynet Holdings $744,291.

Related party transactions for 2000 are as follows:

(a) During 2000, Cynet was advanced $1,670,000 from Cynet Holdings, LLC for working capital. The unsecured advances were non-interest bearing and due on demand. As of December 31, 2000, Cynet owed Cynet Holdings $895,000.
(b) During 2000, Cynet received $350,000 less legal fees of a $750,000 promissory note with 750,000 detachable warrants at an exercise price of $1.00 per share issued to a shareholder. The remaining balance OF $400,000 was received in January 2001. Interest on the note is 10% and is due on demand. See Note 12.


NOTE 7 - CAPITAL

COMMON STOCK

Cynet is authorized to issue up to 120,000,000 shares of its no par value common stock of which 100,000,000 shares have been designated as Class A voting common stock and 20,000,000 shares have been designated as Class B non-voting common stock. The holders of shares of Class A common stock are entitled to one vote for each share on all matters submitted to a vote of stockholders. Holders of Class B common Stock are entitled under the Texas Business Corporation Act to vote in connection with the voluntary dissolution of Cynet but have no voting privileges with respect to other matters. The holders of both Class A and Class B common stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors from time to time out of legally available funds. Upon liquidation or dissolution of Cynet, the holders of both Class A and Class B common stock are entitled to share ratably in all assets of Cynet that are legally available for distribution, after payment of all debts and other liabilities and subject to the priority rights of any holders of preferred stock then outstanding. Holders of Class A and Class B common stock have no preemptive rights to acquire new securities issued by Cynet and have no rights to convert their common stock into any other securities of Cynet.

CLASS A COMMON STOCK

On November 8, 2001, Cynet ratified a compromise and settlement agreement with the holders of the Series D Preferred Stock to issue them 2,055,691 shares of Cynet's Class A Common Stock in lieu of $435,307 of accrued cash dividends.

On November 8, 2001, Cynet approved the purchase of the membership database of Financial Warfare, Inc. by the issuance to the seller's parent company, Covenant Econet, Inc. of 10,000,000 shares of Cynet's Class A Common Stock and the future issuance of 20 shares of Cynet's Series H Preferred Stock, not yet authorized, which preferred stock will have the ability to be exchanged for 20,000,000 when and if Cynet's shareholders vote to increase the number of authorized shares of Class A Common Stock to accommodate such exchange.

On November 8, 2001, Cynet approved various consulting agreements and issued 3,750,000 shares of Cynet's Class A Common Stock, among other compensation, for services to be rendered to Cynet from November 2001 through November 2002. Cynet also agreed to issue up to an additional 2,250,000 for services. The shares were valued at $.03 per share or $112,500 or the fair value of the services performed.

On September 4, 2001, The Shaar Fund, L.P., exchanged 10 shares of Cynet's Series F Convertible Preferred Stock for 925,926 shares of Cynet's Class A Common Stock pursuant to the terms of the Series F Convertible Preferred Stock and the May 30, 2000 Securities Purchase Agreement entered into with Cynet.

On July 10, 2001, Triton Private Equities, L.P., exchanged 10 shares of Cynet's Series E Convertible Preferred Stock for 303,371 shares of Cynet's Class A Common Stock pursuant to the terms of the Series E Convertible Preferred Stock and the May 30, 2000 Securities Purchase Agreement entered into with Cynet.

In July 2001, Cynet exchanged 750,000 shares of Class A Common Stock for 750,000 shares of Class B Common Stock issued to American Nortel Communications in June 2000 pursuant to the parties' June 2000 agreement. Also, pursuant to the agreement, Cynet issued an additional 750,000 shares of Class A Common Stock to American Nortel Communications as a penalty for not registering by September 2000 the shares originally issued.

On May 25, 2001, Cynet approved the issuance of 1,000,000 shares of Cynet's Class A Common Stock to Daniel C. Lawson, a member of Cynet's Board of Directors, for consulting services rendered to Cynet from March 1999 through January 2001.

On May 25, 2001, Cynet ratified the May 9, 2001 employment agreement of Robert
P. Demyanovich, employing him as Cynet's president and chief operating officer. Pursuant to the employment agreement Mr. Demyanovich is to receive 1,000,000 shares of Class A Common Stock as a signing bonus and an additional 1,000,000 shares of Class A Common Stock each quarter that Cynet generates positive cash flow from operations (EBITDA) up to an aggregate amount of 5,000,000 shares including the signing bonus. Cynet did not achieve positive cash flow from operations during 2001. As of April 20, 2002, Mr. Demyanovich is no longer employed by Cynet and Cynet did not achieve positive cash flow during his tenure.

On April 1, 2001, Cynet exchanged 750,000 shares of Cynet's Class A Common Stock for 750,000 shares of Cynet's Class B Common Stock.

On March 31, 2001, Cynet, Gerald M. McIntosh, and certain other entities controlled by Mr. McIntosh, entered into an agreement pursuant to which certain loans made to Cynet through transactions with Cynet Holdings were converted into a secured direct obligation of Cynet to the McIntosh entities. The transactions are as follows: (i) McIntosh individually made a loan of $300,000; (ii) CRTLP, Inc. made a loan of $650,000; and (iii) G&B McIntosh Family Guaranteed Cynet's purchase of certain computer equipment and subsequently paid for the equipment in the amount of $308,310. The due date of the loans is the earlier of March 31, 2003, a change in control of Cynet, or the date Cynet receives proceeds from the sale of the assets of Cynet's electronic broadcast assets. The unpaid principal and/or accrued interest due and payable pursuant to the loans is convertible into shares of Cynet's Class A Common Stock, at the sole and exclusive option of the payee and at the rate of the average of the closing market price for the ten trading days prior to the date of conversion. These loans are secured by a lien on all of Cynet's assets which lien is junior only to the lien securing the loans made to Cynet by Compaq Computer Corporation ("Compaq") in December 2000 and January 2001. Furthermore, Cynet agreed to issue 3 year warrants entitling the McIntosh entities to purchase up to 4,779,693 shares of CYNET Class A Common Stock at an exercise price of $0.16 per share.

On August 8, 2000, for a combined consideration of cash, equipment and future equipment credit, Cynet issued to CPQ Holdings, Inc., a wholly-owned subsidiary of Compaq Computer Corporation ("Compaq"), 1,801,802 shares of Class A Common Stock and three-year warrants to purchase 270,270 shares of Class A Common Stock. In connection with their investment, Compaq and Cynet entered into an agreement contemplating that Compaq equipment will be used to deliver certain of Cynet's products and services.

On May 26, 2000, Cynet issued to Delano Securities Group five-year warrants to purchase 100,000 shares of Cynet's Class A Common Stock at an exercise price of $1.76 per share as part of Delano Securities Group's compensation for arranging Cynet's financing transactions with Augustine, The Shaar Fund Ltd. and Triton Private Equities Fund, L.P.

Additionally, 66,000 shares of Series A preferred and 1,989,828 shares of Class B common were converted to 66,000 and 1,989,828 shares of Class A common, respectively, during the year ended December 31, 2000 under the mandatory conversion option elected at Cynet's discretion.

CLASS B COMMON STOCK

In July 2001, Cynet exchanged 750,000 shares of Class A Common Stock for 750,000 shares of Class B Common Stock issued to American Nortel Communications in June 2000 pursuant to the parties' June 2000 agreement.

On June 15, 2000, Cynet entered into an agreement with American Nortel Communications, pursuant to which Cynet agreed to issue American Nortel Communications 750,000 shares of Class B Common Stock and three-year warrants to purchase 250,000 shares of Class B Common Stock at an exercise price of $1.50 per share for $750,000 paid to Cynet by American Nortel Communications.

During the year ended December 31, 2000, 1,989,828 shares of Class B common were converted to Class A common shares under the mandatory conversion option elected at Cynet's discretion. Additionally, 60,832 shares of Series B preferred were converted to 60,832 shares of Class B common during the year ended December 31, 2000 under the mandatory conversion option elected at Cynet's discretion.

At December 31, 2001, Cynet had common stock reserved for future issuance as follows:

                                                          2001
                                                    ----------------
    Stock rights - Class A common stock                    50,000
    Incentive stock option plan                         2,038,750
    Stock warrants outstanding - Class A               14,657,063
    Stock warrants outstanding - Class B                8,324,079

PREFERRED STOCK

Cynet is authorized to issue up to 10,000,000 shares in aggregate of preferred stock, and has to date designated 9 series, which are summarized below:

                      Total Series                                                    Annual Dividends
                       Authorized             Stated Value           Voting              per Share            Conversion Rate
                    ----------------         --------------       -------------     -------------------     --------------------
Series A                  3,600,000                $ 2.00                 No                 $ 0.24               1.1 shares
Series B                  2,000,000                  3.00                 No                    .30                   Varies
Series C                  1,600,000                  1.09                 No                      -                     None
Series D                  4,000,000                  1.25                Yes                  .1125               1.0 shares
Series E                      1,635              1,000.00                 No                  80.00                See below
Series F                      2,185              1,000.00                 No                  80.00                See below
Series G                          *                     *                  *                      *                        *
Series H                          *                     *                  *                      *                        *
Series I                          *                     *                  *                      *                        *



* - details not yet designated

Seniority - Each series is senior to alphabetically subsequent series, except that Series D and E are equal.

Dividends are payable semi-annually in June and December if funds are available for Series A, B, C, E and F, and quarterly for Series D. Accrued but unpaid dividends do not pay interest. Each Series' dividends are payable in full before any junior series dividends may be paid.

Conversion is to the number of common shares shown if made by the holder. Accrued dividends are convertible as well. Conversion can be required by Cynet at the rate of 1 for 1 after the dates as follows:

Series A           January 1, 1999
Series B           January 1, 1999
Series C           converted by the Board into Series D at $1.09 in 2001
Series D           no mandatory conversion
Series E           May 26, 2003, at market price
Series F           May 26, 2003, at market price

Conversion of both Series E and F by the holder is at the lesser of 110% of the bid price or 75% of the market price.

Voting by Series D is as a class, and at the same rate as conversion to common would create on a fully-diluted basis.

On May 26, 2000, a $1.6 million Series A 8% convertible note issued by Cynet and additional investor financing of $2,150,000 in cash were converted into Series E and Series F preferred shares. An additional 35 shares valued at $35,000 were issued in lieu of interest on the note payable due at the time of conversion. The total number of Series F preferred shares issued was 2,184 valued at $2,184,000. In association with the E and F shares issued, a deemed dividend totaling $2.3 million was charged to equity associated with the beneficial conversion feature.


NOTE 8 -COMMON STOCK OPTIONS AND WARRANTS

During the years ended December 31, 2001 and 2000, Cynet issued warrants attached to equity and debt financing totaling 5,579,693 and 895,270, respectively.

Of the 5,579,693 warrants, 800,000 were granted March 30, 2001 at an exercise price of $0.20 in association with the purchase of 1,600,000 shares of common stock for $100,000. Cynet granted warrants to acquire 4,779,693 shares of Class A Common Stock at an exercise price of $0.16 in connection with the McIntosh loan in 2001.

Of the 895,270 warrants, 160,000 were granted January 31, 2000 at an exercise price of $7.98 in association with issuance a promissory note, 215,000 were granted May 26, 2000 at an exercise price of $1.76 in association with issuance of Series E&F Preferred shares, 250,000 were granted June 15, 2000 at an exercise price of $1.50 in association with issuance of Class B common shares, and 270,270 were granted August 8, 2000 at an exercise price of $1.21 in association with issuance of Class A common shares.

Cynet additionally issues warrants as compensation for finder's fees, consulting and other services during the year totaling 5,000,000 and 700,000 in 2001 and 2000, respectively.

The 5,000,000 warrants were granted in March 2001, at an exercise price of $.20.

Of the 700,000, 100,000 were granted May 26, 2000 at an exercise price of $1.76, 500,000 were granted July 25, 2000 at an exercise price of $1.50, and 100,000 were granted August 1, 2000 at an exercise price of $1.00. Throughout the year, warrants were exercised in exchange for common shares totaling 207,375 at an exercise price of $1.00 per share.

Cynet adopted the 1997 Incentive Stock Option Plan (the Plan) which was amended and restated effective July 1999. The Plan provides for the granting of Class A common stock options to key employees of Cynet. Within certain limitations provided by the Plan, such options may include provisions regarding vesting, exercise price, the amount of each grant and other terms as shall be approved by the Board of Directors or by a committee designated by the Board of Directors. Options granted under the Plan may be either options that qualify as "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or those that do not qualify as such "incentive stock options" ("non-qualified options"). The Plan, which permits up to 5,000,000 shares of Cynet's Class A Common Stock to be issued, terminates on October 19, 2007.

A summary of Cynet's stock option plan for the years ended December 31, 2001 and 2000 is presented below:

                                                                  2001                                    2000
                                                     -------------------------------         -------------------------------
                                                                          Weighted                                 Weighted
                                                                          average                                  average
                                                                          exercise                                 exercise
                                                       Shares              price               Shares              price
                                                     ----------          ----------          ----------           ----------
Options outstanding at:
Beginning of year                                     3,605,000          $      .56           2,148,750           $      .39
Options granted                                              --                  --           1,745,000                 1.28
Options exercised                                            --                  --                  --                   --
Options canceled                                      1,566,250                1.05            (288,750)                 .81
                                                     ----------          ----------          ----------           ----------
End of year                                           2,038,750                 .65           3,605,000                  .84
                                                     ==========          ==========          ==========           ==========
Options exercisable                                   2,023,750                 .65           1,552,917                  .56
                                                     ==========          ==========          ==========           ==========
Weighted average fair value of options from
during the year                                                          $       --                               $      .75
                                                                         ==========                               ==========


The following table summarizes information about stock options outstanding at December 31, 2001:


                             OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
 ----------------------------------------------------------------------------------    ----------------------------------------

                               Number             Weighted             Weighted                                    Weighted
      Range of              Outstanding            Average             Average          Exercisable at             Average
   Exercise Prices           12/31/01           Remaining Life      Exercise Price        12/31/01              Exercise Price
 --------------------      ------------        ----------------    ----------------    ----------------        ----------------
   $ .21 - $ .40              1,451,250              5.33               $0.39              1,448,750                 $0.39
   $ .69 - $ .98                 12,500              5.26               $0.87                 12,500                 $0.87
   $1.09 - $1.51                575,000              4.55               $1.32                562,500                 $1.32
                           ------------                                                ----------------
                              2,038,750                                                    2,023,750
                           ============                                                ================


SFAS 123 requires Cynet to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for Cynet's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement. Cynet estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000. There were no stock option grants in 2001:

                                                              2000
                                                        ---------------
Dividend yield                                                       0%
Expected volatility                                                 70%
Risk-free interest rate                                              6%
Expected lives                                                  5 years


Under the accounting provisions of SFAS No. 123, Cynet's net loss applicable to common stockholders and loss per share would have been revised to the pro forma amounts indicated below:

                                                                     For the Years
                                                                   Ended December 31,
                                                           -----------------------------------
                                                              2001                    2000
                                                           ----------              -----------
Net loss applicable to common stockholders:
  As reported                                              $9,419,210              $14,956,730
  Pro forma                                                $9,419,210              $15,208,838

Net loss per common share:
  As reported                                              $     0.23              $      0.50
  Pro forma                                                $     0.23              $      0.51


NOTE 9 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The components of deferred income tax assets (liabilities) at December 31, 2001, were as follows:

                                                           Amount
                                                        ------------
Net operating loss carryforwards                          13,864,000
Loss on write-off of investments                             419,000
Property and equipment                                       (19,000)
                                                        ------------
Gross deferred tax asset                                  14,264,000
Valuation allowance                                      (14,264,000)
                                                        ------------
Net deferred tax assets                                 $         --
                                                        ============

At December 31, 2001, Cynet provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

For the years ended December 31, 2001 and 2000, the income tax benefit determined by applying the statutory income tax rate to pre-tax loss from operations differs from the actual benefit as follows:


                                                         2001          2000
                                                     -----------    -----------
Provision for income tax benefit at statutory rate   $(2,971,000)   $(4,185,000)

Change in deferred tax asset valuation allowance       2,971,000      3,585,000
Other                                                         --        600,000
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========


At December 31, 2001, Cynet had a net operating loss carryforwards for federal income tax purposes totaling approximately $40,776,000 which, if not utilized, will expire in the years 2010 through 2021.

In April 1998, Cynet had a change in ownership, which has resulted in Cynet's net operating loss carryforwards being subject to certain utilization limitations in the future.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company does not own any real property. The Company's headquarters, which includes its administrative, sales, marketing, management information systems and development offices and its operations center, is located in approximately 7,000 square feet of leased space in Houston, Texas. In May 2001 the Company's landlord terminated the lease covering this space after the Company defaulted on certain lease obligations. The landlord subsequently obtained a writ of possession against the Company entitling the landlord to take immediate possession of the premises without prior notice. On February 25, 2002, the Company and the landlord executed a Forbearance Agreement, pursuant to which, among other things, the landlord agreed to forbear against executing its writ of possession against the Company in exchange for the Company's agreement to perform its obligations set forth in the Forbearance Agreement, including the payment of $1,000 per day to the landlord. The Company's rights to occupy the premises under the Forbearance

Agreement expired April 30, 2002, and the Company is continuing to work with the landlord on the terms of a new lease covering the premises. The Company believes its current space is adequate to meet current requirements; however, there can be no assurance that the Company will be able to secure a long term lease covering this property or that the Company will not incur additional liabilities in respect of the writ of possession or the Company's prior lease with the landlord. The Company also believes, however, that alternate and additional space in close proximity to its current space is available in the event the Company is required to relocate our headquarters. Nevertheless, the Company has no current plans to renovate, improve or develop its leased facilities.

Rent expense for the years ended December 31, 2001 and 2000 totaled $457,927 and $560,618, respectively.

LITIGATION

The Company was named as a defendant in a suit filed December 28, 2000, to which one of the Company's fax broadcasting customers was a party (David L. Amkraut et al. vs. Pacific Coast Office Products et al.; In The Superior Court of California, Los Angeles County). The case is filed as a California class action lawsuit and is seeking monetary damages for receipt of unsolicited facsimiles. The Company has not completed its discovery and investigations at this time; however, based on the information it presently has, the Company believes the allegations against the Company in this case are without legal merit under federal and the State of California laws. The plaintiff is seeking to recover general and exemplary damages and injunctive relief. The Company has retained outside counsel to vigorously defend the Company.

On December 21, 2000, AT&T filed a suit in Federal District Court against the Company in reference to past due accounts payable owed by the Company (Civil Action No. H-00-4452 United States District Court for the Southern District of Texas, Houston Division). AT&T asks for $262,447.97 in actual damages, reasonable attorneys fees, and cost of suit pursuant to a contract for telephone services. On March 19, 2002, the plaintiff obtained a judgment against us in the amount of $273,465 which judgment remains unsatisfied as of the date of this filing.

On November 19, 1999, one of the Company's customers filed a suit against the Company, its subsidiary (Cynet Interactive) and certain of its officers alleging, among other things, breach of contract in the construction of an on-line auction web project (Bank & Estate Liquidators, Cause No. 1999-57579, Harris County, Texas, 61st Judicial District. On October 25, 2001, the plaintiff obtained a judgment against the Company in the amount of $80,000 when the Company defaulted on a settlement agreement. The judgment remains unsatisfied as of the date of this filing.

On July 2, 2001, Barclays Bank PLC filed suit in County Court against the Company in reference to an alleged overpayment on a customer's account (Cause No. 753,752, County Civil Court at Law No. 4, Harris County, Texas). On or about December 4, 2001, the plaintiff obtained a judgment against the Company for $32,980.00 including attorney's fees, plus $1,349.10 for nine months in pre-judgment interest at the rate of 6% per annum. The judgment remains unsatisfied as of the date of this filing.

On October 12, 2001, Business Telecom, Inc. filed suit in County Court against the Company in reference to unpaid telecom services rendered in 1998 on which account the Company had been making regular payments until several months prior to the suit (Cause No. 760,420, County Civil Court at Law No. 3, Harris County, Texas). On or about February 12, 2002, the plaintiff obtained a judgment in the amount of $72,009.64 which judgment remains unsatisfied as of the date of this filing.

On June 26, 2000, Clearfax, Inc. filed a lawsuit against the Company in the United States District Court, Southern District of California (Cause No. 00CV 1282 W (NLS)). The plaintiff alleged, among other things, that the Company infringed upon plaintiff's federal copyright by unauthorized use of plaintiff's software in certain of the Company's fax resolution software and is seeking to recover actual and exemplary damages. In August 2001, the Company entered into a settlement agreement to dispose of claims in the case and to minimize our legal fees in defending the matter. The Company defaulted on the settlement payments and the plaintiff obtained a judgment against us on February 5, 2002 in the amount of $76,012.50. On April 5, 2002, the Company entered a new agreement to satisfy the judgment through installment payments and providing certain fax services for the plaintiff.

On March 6, 2002, Comsys Information Technology Services, Inc. filed a suit against the Company, in the 334th Judicial District Court of Harris County, Texas, Cause No. 2002-08510, alleging damages in the amount of $186,877.66 for unpaid technical services rendered plus interest and attorney's fees. The case is being defended by our in-house counsel.

On May 17, 2001, James E. O'Neill, the trustee to a Chapter 7 (converted from Ch. 11 to Ch. 7) bankruptcy action filed a Complaint in federal court on behalf of Conxus Communications, Inc., to recover sums paid to the Company for services rendered within 90 days of filing for bankruptcy protection. This case was filed in the U. S. Bankruptcy Court for the District of Delaware, Case No. 99-01147 (MFW), Summons in an Adversary Proceeding No. 01-3918. The complaint alleges that plaintiff is entitled to recover from defendant $12,620.94 under sections 547, 550, and 704 of the Bankruptcy Code. The matter remains unresolved as of the date of this filing.

In January 2002, Cypress Fairbanks ISD Independent School District obtained a Tax Warrant (Cause No. 764,506, Cypress Fairbanks ISD Independent School District v. Cynet, Incorporated; In the County Civil Court At Law, Harris County, Texas) for the collection of $76,419.86 in current due ($49,200.97) and past due ($27,218.89) personal property taxes assessed on the Company's personal property. As of the time of this filing the taxes remain unpaid.

On October 17, 2001, Corporate Express filed suit in County Court suit (Cause No. 760,420, County Civil Court at Law No. 3, Harris County, Texas) against the Company in reference to an unpaid accounts payable balance for certain supplies purchased from the plaintiff. The plaintiff is seeking a judgment in the amount of $15,283.99. On April 10, 2002, the plaintiff obtained a judgment for $16,145.29 which judgment remains unsatisfied as of the date of this filing.

On January 16, 2001, Cypress Creek Personnel filed suit in Small Claims Court (Cause No. SC41C0106923, Small Claims Court, Precinct 4, Position 1, Harris County, Texas) against the Company in reference to unpaid personnel placement fees in the amount of $3,750. On or about February 29, 2002, plaintiff obtained a judgment for the amount of its claim. As of the date of this filing, the judgment amount remains unsatisfied.

On December 13, 2000, the plaintiffs in a class action lawsuit joined the Company as a defendant alleging that the Company participated with other defendants in sending unsolicited faxes to a class of plaintiffs. The case is in the Circuit Court for Montgomery County, Maryland (Civil No. 216130, Nixon v. Lloyd). The case is presently abated pending the outcome of an interlocutory appeal of the co-defendants' summary judgment in the case.

On or about July 6, 2001, a suit on a sworn account was filed by Digital Consulting and Software Services, Inc. against the Company (Cause No. 2001-28053; in the 269th Judicial District Court of Harris County, Texas). The suit alleges that plaintiff delivered goods or services to defendant and is seeking to recover a total amount of $108,971.71. The case is presently in litigation.

On or about October 18, 2001, E.Direct.com filed a sworn account suit against the Company. We stipulated a settlement amount of $1,350 along with a payment plan on which we are presently in default and eDirect.com obtained a judgment against us for $1,350, the amount of their original claim.

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

In January 2002, Harris County, Texas v. Cynet, Incorporated; In the County Civil Court At Law, Harris County, Texas) obtained a Tax Warrant for the collection of $10,000 in current due and past due personal property taxes assessed on the Company's personal property. As of the time of this filing the taxes remain unpaid.

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

On June 29, 2001, N3 Consulting, Inc., filed suit in County Court against the Company and one of the Company's officers, Samuel C. Beale, in reference to alleged breach of a consulting agreement (Cause No. 754772, County Civil Court at Law No. 2, Harris County, Texas). The plaintiff obtained a judgment against the Company in the amount of $41,040.00. As of the date of this filing the judgment has not been satisfied.

On May 2, 2000, a former Company employee filed suit in District Court alleging that the Company failed to honor his request to exercise employee stock options and deliver to him registered shares of stock in time for the employee to sell those shares of stock in the public market in January 2000. The parties agreed to settle the case for $1,000 but the Company has been unable to fund the settlement on a timely basis.

On May 8, 2001, Portuguese-American Leadership Council of U.S., Inc. filed a class action suit in the Superior Court of Washington, D.C. against the Company and its subsidiary, Worldwide Marketing Services, Inc., alleging the Company sent unsolicited advertising to it and the class of plaintiffs in violation of the Telephone Communications Act of 1991 (Cause No. 01-0003479, in the Superior Court of the District of Columbia, Washington, D.C.). The plaintiff is seeking an unspecified amount of actual damages, punitive damages, cost of suit and attorney's fees. The Company's in-house counsel along with local counsel are defending this matter.

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

On November 21, 2001, a shareholder brought suit against the Company, Cynet Holdings, LLC and our chairman Vincent W. Beale, Sr. and the Company's chief legal counsel seeking $1,000,000 in damages for certain alleged breaches in the repayment of a loan, delivery of stock and related allegations (Cause No. 2001-59780; Bennie Smith et al. v. Vincent W. Beale, Sr. et al.; In The 33rd District Court of Harris County, Texas). The matter is presently being litigated.

On July 30, 2001, Tenaid Technologies, Inc. filed suit in County Court against the Company in reference to past due accounts payable owed by the Company (Cause No. 750,965, County Civil Court at Law No. 4, Harris County, Texas). The plaintiff is seeking $19,420.05 in actual damages, plus interest, reasonable attorney's fees and costs of suit pursuant to a contract for placement of temporary personnel with the Company.

On April 10, 2001, Thomas Kelly Associates, L.L.C. ("TKA") made a claim against the Company in arbitration before the American Arbitration Association, Dallas, Texas region (Arbitration Case No. 70-117-00159-01) to collect on an alleged $908,800 of unpaid fees for software development work performed on the company's behalf and for the payment of interest on the debt and attorney's fees associated with their collection attempts. On October 8, 2001, TKA received an arbitration award of $841,190.00 plus post-award interest of 10% per annum from the date of the award. On November 8, 2001, TKA filed suit in the Harris County District Court (Cause No. 2001-53861) to enforce the arbitration award. On November 12, 2001, the Company voluntarily accepted the entry of the District Court affirming the arbitration award and the Company entered into an agreement with TKA to pay the arbitration award/judgment in installments. After the Company defaulted on the payment plans, the plaintiff obtained a Permanent Injunction against us using any funds obtained from any source and for any purpose other than accounts receivables (i.e. revenue from the normal conduct of business) unless such funds are fully applied to curing any existing default in the agreed payment plan we entered into with the plaintiffs to satisfy this judgment. The plaintiff has made a separate agreement to permit us to use certain funds obtained from the Augustine Fund, LP financing for certain of our operational needs so long as plaintiff receives a percentage of the funds provided to us. All such payments are applied to reduce the outstanding balance of amounts owed to TKA.

On November 19, 2001, a shareholder brought suit against the Company, Cynet Holdings, LLC and our chairman Vincent W. Beale, Sr. seeking to rescind a $100,000 private investment made in us in March 2001 and for other unspecified damages (Cause No. 2001-59336; Hubert Wen v. Cynet Holdings, LLC; In The district Court of Harris County, Texas, 133rd Judicial District). The matter is presently being litigated.

On March 16, 2001, The Weiss Law Firm ("WLF") made a claim against the Company in arbitration before the American Arbitration Association to collect on an alleged $19,280.00 of unpaid legal fees for representing certain officers of the Company in the Bank and Estate Liquidators case described above. On June 19, 2001, WLF received an arbitration award against the Company for $20,912.37 plus post-award interest of 10% per annum from the date of the award. On July 19, 2001, WLF filed suit in the Harris County District Court (Cause No. 2001-36444) to enforce the arbitration award and received a judgment in that case. As of the date of this filing the judgment remains unsatisfied.

On January 24, 2002, InfoUSA filed suit against the Company's wholly owned subsidiary (Docket 1011, No. 974; InfoUSA v. Worldwide Marketing Services, Inc.; In The District Court of Douglas County, Nebraska) in reference to payment of $71,263.99 in past due accounts for goods rendered.

The Company is a party to other legal proceedings, none of which the Company believes will have a material adverse effect on the Company.

EMPLOYMENT AGREEMENTS

On February 1, 1998, Cynet entered into an employment agreement with the Chairman of the Board and Chief Executive Officer of Cynet. The five year agreement provides for an annual salary of $180,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a $30,000 signing bonus and an option under Cynet's 1997 Incentive Stock Option Plan to purchase 100,000 shares of Class A common stock at a price of $.39 per share which vests immediately and is exercisable over a five year period.

On July 22, 1998, Cynet entered into an employment agreement with the Executive Vice President of Cynet. The four year agreement provides for an annual salary of $150,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a $30,000 signing bonus, which was accrued for as of December 31, 1998 and subsequently paid, and an option under Cynet's 1997 Incentive Stock Option Plan to purchase 150,000 shares of Class A common stock at a price of $.39 per share which vests immediately and is exercisable over a five year period.

On July 22, 1998, Cynet entered into an employment agreement with the Vice President, General Counsel and Secretary of Cynet. The three year agreement provides for an annual salary of $108,000, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for a $30,000 signing bonus, which was accrued for as of December 31, 1998 and remains unpaid, and an option under Cynet's 1997 Incentive Stock Option Plan to purchase 100,000 shares of Class A common stock at a price of $.39 per share which vests immediately and is exercisable over a five year period.


NOTE 11 - EMPLOYEE BENEFIT PLAN

Cynet has a savings and profit sharing plan, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Participants may elect to defer up to 15% of their compensation annually based on certain limits established by the Internal Revenue Code. Cynet may elect a discretionary matching contribution annually. Participants' salary deferral contributions are fully vested when made and Company discretionary match contributions vest over a five year period. Cynet made no discretionary matching contributions for the years ended December 31, 2001 and 2000.


NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2001, Cynet had the following material non-cash investing and financing activities:

(a) Augustine Fund, LP, exchanged 100 shares of Series F preferred stock for 1,488,882 shares of Class A Common stock.
(b) Shaar Fund, L.P. exchanged 10 shares of Series F preferred stock for 925,926 shares of Class A Common stock.

(c) Triton Private Equities, L.P. exchanged 10 shares of Series E preferred stock for 303,371 shares of Class A Common stock.
(d) American Nortel was issued 750,000 shares of Class A Common Stock as a penalty for Cynet's failure to register the shares of stock it purchased in June 2000.
(e) Cynet converted 405,000 Series D preferred shares for 450,000 Class A common shares each valued at $506,250.
(f) Cynet converted 750,000 Class B common shares for 750,000 Class A common shares each valued at $750,000.
(g) Cynet issued 2,055,691 shares of Class A common shares valued at $435,307 in payment of dividends.

During the year ended December 31, 2000, Cynet had the following material non-cash investing and financing activities:


(a) Cynet accrued dividends payable totaling $23,795.
(h) Cynet converted 1,989,828 Class B common shares to 1,989,828 Class A common shares each valued at $2,645,668.
(i) Cynet converted 66,000 Series A preferred shares to 66,000 Class A common shares each valued at $109,997.
(j) Cynet converted 60,832 Series B preferred shares to 66,000 Class B common shares each valued at $126,240.
(k) As part of a private placement of equity partially purchased with $1 million in equipment credits, $976,853 worth of equipment was obtained and an equipment receivable of $23,147 booked for remaining equipment credits due as of December 31, 2000.
(l) Cynet converted a $1.6 million promissory note, $35,000 interest payable and $900,000 additional capital to 1067 shares of Series E and 1468 shares of Series F preferred shares totaling $2,535,000.
(m) Cynet converted 1.6 million shares of Series C Preferred shares to 1,395,200 Series D Preferred shares each valued at $1.6 million.
(n) Cynet converted 1,766,423 shares of Redeemable Class A common mezzanine stock to 1,766,423 shares of Series D Preferred shares each valued at 2,420,420. Additionally, Cynet issued 169,577 shares of Series D Preferred valued at $247,299 to reverse the put option outstanding on the Series D Preferred shares.
(o) Interest paid during the year ended December 31, 2000 was $169,000.


NOTE 13 - SUBSEQUENT EVENTS

On March 26, 2002, Cynet entered into an agreement to obtain up to $1,200,000 in debt financing over a period of time and based upon the financial performance of Cynet including the performance of its Class A Common Stock in the public market. As of April 20, 2002, Cynet received $62,000 under this agreement. The terms of the debt financing is an eight percent (8%) convertible note due March 8, 2004.