Form 10QSB
period 2002-03-31
CYNET INC
filed 2002-05-20
CIK 1027878

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended March 31, 2002.

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from                                to                           .

Commission File Number 0-16354

CYNET, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0467099
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

12777 Jones Road, Suite 400

Houston, TX 77070

(Address of principal executive offices)

(800) 964-2963

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, no par value

Class B Common Stock, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to be file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

78,811,850 shares of Class A Common Stock as of May 17, 2002.
268,015 shares of Class B Common Stock as of May 17, 2002.

CYNET, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2002 (unaudited) and December 31, 2001 (audited)

	March 31,	December 31,
	2002	2001
ASSETS
Current Assets:
Cash	$9,128	$—
Accounts receivable, net :
Trade	187,632	55,296
Affiliates	—	312,057
Inventory	—	4,200
Prepaid expenses	55,205	80,159
Other current assets	—	7,504

Total Current Assets	251,965	459,216

Property and Equipment, net	1,242,242	1,535,138
Intangible asset	292,481	300,000

Total assets	1,786,688	2,294,354

LIABILITIES AND CAPITAL DEFICIT

Current Liabilities:
Accounts payable	5,947,950	6,262,112
Accrued expenses	1,710,358	1,321,377
Note Payable, including accrued interest	1,539,818	1,539,818
Accrued interest payable	971,793	773,054
Advances from affiliates	744,291	744,291
Accrued stock and warrant rights	50,000	50,000

Total Current Liabilities	10,964,210	10,690,652
Long term notes payable	1,280,310	1,258,310

Total Liabilities	12,244,520	11,948,962

Capital Deficit:
Cumulative Convertible Preferred Stock:
Series A, non-voting, $2.00 and $1.43 stated value; 3,600,000 shares authorized; no shares issued and outstanding	—	—
Series B, non-voting, $3.00 stated value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C, non-voting, $1.09 stated value; 1,600,000 shares authorized; no shares issued and outstanding	—	—
Series D, non-voting, $1.25 stated value; 4,000,000 shares authorized; 2,926,200 shares issued and outstanding	3,657,750	3,657,750
Series E, non-voting, $1,000 stated value; 1,635 shares authorized; 1,601 shares issued and outstanding	1,591,000	1,591,000
Series F, non-voting, $1,000 stated value; 2,185 shares authorized; 2,014 and 2,074 shares issued and outstanding	2,014,000	2,074,000
Common stock:
Class A voting, no par value; 100,000,000 shares authorized; 64,663,017 and 58,792,763 shares issued and outstanding	24,282,022	24,213,237
Class B nonvoting, no par value; 20,000,000 shares authorized; 268,015 shares issued and outstanding	544,744	544,744
Additional paid-in capital	3,380,985	3,380,985
Outstanding warrants	4,292,170	4,292,170
Deficit	(50,220,503)	(49,408,494)

Total Capital Deficit	(10,457,832)	(9,654,608)

Total Liabilities and Capital Deficit	$1,786,688	$2,294,354

The accompanying notes are integral part of these condensed consolidated financial statements.

CYNET, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

For the three months ended March 31, 2002 and March 31, 2001

	Three Months Ended March 31,
	2002	2001

Revenues	$404,395	$1,610,883
Cost of revenues	76,995	1,035,849

Gross profit	327,400	575,034

Selling, general and administrative expenses	567,516	3,305,662
Depreciation and amortization	300,415	300,415
Total operating expenses	867,931	3,606,077

Loss from operations	(540,531)	(3,031,043)

Other income (expense):
Interest (net)	(262,693)	(872,492)
Other (net)	—	182,691

Net loss before dividends on preferred stock	(262,693)	(3,720,844)

Dividends on Preferred Stock	(8,785)	(1,019)
Cumulative dividend requirement on Preferred Stock	(202,140)	(614,077)
Net loss applicable to common stockholders	$(1,014,149)	$(4,335,940)

Net loss per common share---basic and fully diluted	$(0.02)	$(0.14)
Weighted Average Common Shares Outstanding	60,865,509	31,865,435

The accompanying notes are integral part of these condensed consolidated financial statements.

CYNET, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

as of March 31, 2002 and March 31, 2001

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	$(803,224)	$(3,720,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300,415	300,415
Provision for bad debts	40,963	31,335
Stock and warrant rights issued for loan costs and services	—	1,358,942
Decrease in:
Inventory	4,200	144,463
Prepaid expenses and other assets	32,458	164,726
Increase in:
Accounts receivable	106,758	(30,856)
Accounts payable and accrued expenses	295,558	971,880
Net cash used in operating activities	(22,872)	(779,939)

Cash flows from investing activities:
Purchase of property and equipment	—	(59,328)
Proceeds from sale of property and equipment	—	400
Net cash used in investing activities	—	(58,928)

Cash flows from financing activities:
Proceeds from notes payable	—	400,000
Payments on notes payable	32,000	—
Proceeds from (advances to) affiliate	—	380,429
Net cash provided by financing activities	32,000	780,429

Net increase (decrease) in cash	9,128	41,562
Cash, beginning of period	—	80,009
Cash, end of period	$9,128	$21,571

The accompanying notes are integral part of these condensed consolidated financial statements.

CYNET, INC.

PART I—FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of CYNET, Inc. and its wholly owned subsidiaries Worldwide Marketing, Inc. and CYNET Interactive, LLC. All significant intercompany accounts and transactions have been eliminated. CYNET, Inc., Worldwide Marketing, Inc., and CYNET Interactive, LLC are collectively referred to herein as the “Company”.

        The interim financial statements of the Company, which are included herein, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements for the two years ended December 31, 2001 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

        The Company is an Internet business solutions provider integrating full convergent messaging with Internet services. The Company’s products and services are convergent messaging, which includes Fax, Data, E-Mail and Wireless Messaging.

        CYNET, Inc. is a Texas corporation founded in 1995 to become a provider of fax broadcasting services to business customers. Since the change of control and management that occurred in 1998, the Company was transformed from a privately-owned fax broadcasting business with significant securities law liabilities into a publicly reporting eMessaging solution provider, incorporating full eMessaging, convergent messaging and wireless messaging capabilities.

        The Company has incurred significant costs in the pursuit of this strategy financed, primarily, by a combination of private equity and debt financing transactions.  Nevertheless, the costs of pursuing its business strategy substantially exceeded the Company’s ability to generate revenues, resulting in operating losses. Beginning in the last quarter of 2000 and throughout 2001, the Company took steps to aggressively reduce its expenses and curtail business operations in order to move the Company closer to profitability.  In addition, the downturn in the capital markets for technology businesses during 2001 significantly reduced the Company’s ability to raise additional equity capital to finance its business.  The Company’s business and financial condition also caused it to default on many of its obligations to customers, suppliers and other trade creditors during 2000 and 2001. These defaults have led to the Company’s involvement in a significant number of legal proceedings.

        While the Company has substantially reduced its operating expenses for 2002 as compared with 2001, the Company has experienced reductions in revenue and is continuing to experience negative cash flow. The Company’s management is working on a restructuring plan to enable the Company to continue its operations. The Company’s primary goal has been to expand its operating revenues without significant cost increases.  The Company expects to achieve or exceed prior year revenues with fewer than 30 employees while holding down non-employee costs to minimum levels. In April 2002, the National Urban Coalition (“NUC”) endorsed the Company as the exclusive telecommunications back bone for their National Information Network with expected national rollout in the Company’s 2002 fiscal year. As a result of the Company’s work with the NUC and similar organizations, the Company expects that its revenues will increase in 2002 over 2001.

        On March 8, 2002, the Company reached an agreement with the Augustine Fund, L.P. to provide the Company with up to $1,200,000 of debt financing in 2002 based on the Company’s financial performance and other conditions acceptable to the lender, Augustine Fund, L.P.  Between the dates of March 8, 2002 and May 20, 2002, Augustine Fund, L.P. provided the Company with approximately $215,000 in debt financing pursuant to this agreement. In addition, the Company is attempting to convert obligations to its trade and judgment creditors into longer term debt obligations in order to improve its cash flow position. The Company expects that the Augustine financing, together with expected increases in revenue, will help it close the negative cash flow gap, provided the Company is able to restructure its obligations to trade and judgment creditors. Nevertheless, the Company’s ability to continue operations may require additional debt or equity financing as well as extraordinary debt relief to support its working capital needs. No assurance can be given that such additional financing and debt relief will be available on terms acceptable to the Company. Further, any future financing transactions would likely be dilutive to the Company’s existing shareholders. If working capital deficits continue, the Company may be forced to curtail its operations.

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

INVENTORY

        Product inventory is valued at lower of cost or market using the first-in, first-out method (FIFO).

INCOME TAXES

        Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

RESEARCH AND DEVELOPMENT

        Expenditures for research and development of telecommunication technology as it relates to fax broadcasting and to various customer interface and application needs are charged to expense as incurred. For the three months ended March 31, 2002 and 2001, research and development expenditures were approximately  zero and $236,996, respectively.

REVENUE RECOGNITION

        Messaging revenues are recognized as services are performed. Revenues from sales of customer lists and other related services are recognized when the list is provided, or the other services are performed. Revenues from sales of Wireless Cell/Modems are recognized when the product is shipped to the customer.

LOSS PER COMMON SHARE

        The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding.

        Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2002 and 2001, certain potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

RISKS AND UNCERTAINTIES

        The Company is subject to the business risks inherent in the telecommunications industry. These risks include, but are not limited to, a high degree of competition within the telecommunications industry and continuous technological advances. Future technological advances in the telecommunications industry may result in the availability of new services or products that could compete with the enhanced messaging and Internet services currently provided by the Company or decreases in the cost of existing products or services that could enable the Company’s established or potential customers to fulfill their own needs for enhanced messaging and Internet services more cost efficiently. There can be no assurance that the Company would not be adversely affected in the event of such technological change.

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

MANAGEMENT’S ESTIMATES AND ASSUMPTIONS

        The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.   Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect that any recently issued accounting pronouncements will have any impact on its operations or financial condition.

FORWARD LOOKING STATEMENTS

        When used in this Form 10-QSB and elsewhere by CYNET from time to time, the words “believes,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements concerning CYNET’s operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about CYNET’s business strategy and means to implement the strategy, CYNET’s objectives, the amount of future capital expenditures, the likelihood of CYNET’s success in developing and introducing new products and services and expanding its business, and the timing of the introduction of new and modified products and services. For those statements, CYNET claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates inherently subject to significant risks and uncertainties, many of which are beyond the control of CYNET, and reflect future business decisions, which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in CYNET’s forward-looking statements.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

        Revenues decreased to $404,395 for the three months ended March 31, 2002 from $1,610,883 for the three months ended March 31, 2001. The decrease of $1,206,488 or 75% was attributable to a decrease in sales of the Company’s products and services.

        Cost of revenues decreased to $76,995 for the three months ended March 31, 2002 from $1,035,849 for the three months ended March 31, 2001. The cost of revenues as a percentage of revenues decreased from 64% for the three months ended March 31, 2001 as compared to 19% for the three months ended March 31, 2002. The decrease in cost of revenues of $958,854 or 93% was primarily attributable to significant decreases in telephone charges and other costs. Gross margins increased to 81% for the three months ended March 31, 2002 from 36% for the three months ended March 31, 2001.

        Selling, and general and administrative expenses decreased to $567,516 for the three months ended March 31, 2002 from $3,305,662 for the three months ended March 31, 2001. The decrease of $2,738,146 was primarily attributable to the effects of certain cost-containment measures undertaken by the Company during the quarter ended March 31, 2002 and prior periods.

        Depreciation and amortization remained unchanged  for the three months ended March 31, 2002 and March 31, 2001. The lack of change was attributable primarily to the fact that no equipment additions were made during the three months ended March 31, 2002.

        Other expenses amounted to $262,693 for the three months ended March 31, 2002 compared to other expenses of $689,801 for the period ended March 31, 2001. The decrease of $427,108 or 62% was primarily related to the conversion to common stock by some of the Company's creditors of a portion of their outstanding debt and related interest.

        The Company incurred a net loss of $803,224 for the three months ended March 31, 2002 compared to a net loss of $3,720,844 for the three months ended March 31, 2001.  The decrease in net loss was due to the factors discussed above.

        Net loss per common share decreased to $0.02 for the three months ended March 31, 2002 compared to $0.14 for the three months ended March 31, 2001.

        In the future the Company may experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Company’s common stock. Results of operations may fluctuate as a result of a variety of factors, including the demand for the Company’s services, the introduction of new services and service enhancements by the Company or its competitors, the market acceptance of new services, the mix of revenues between Internet-based versus telephony-based delivery, the timing of significant marketing programs, the number and timing of hiring of additional personnel, competitive conditions in the industry and the general condition of the economy. Shortfalls in revenues may adversely and disproportionately affect the Company’s results of operations because a high percentage of the Company’s operating expenses are relatively fixed. Accordingly, the Company believes that period-to-three months’ comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable or that the Company’s operating results will meet management’s current expectations.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $22,872 and $779,938 for the three months ended March 31, 2002 and 2001, respectively. The decrease in net cash used in operating activities for the three months ended March 31, 2002 was primarily due to the decrease in the Company’s accounts payable and accrued expenses.

        Net cash used in investment activities was zero and $58,929 for the three months ended March 31, 2002 and 2001, respectively. There were no capital expenditures for operating and other equipment during the three months ended March 31, 2002.

        Net cash provided by financing activities was $32,000 and $780,429 for the three months ended March 31, 2002 and 2000, respectively.   For the three months ended March 31, 2001 the company obtained financing primarily through a series of private sales of Preferred C and Class A Common Stock and issuance of Notes Payable.

        As of March 31, 2002 the Company had $9,128 cash on hand and a deficit working capital position of $10,712,245.

        The Company’s internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company does not expect that internal sources of liquidity will improve until additional operating revenues are generated and, until such time, the Company will continue to rely on external sources for liquidity. Until the Company can obtain monthly gross revenues sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue as a going concern. There is also no assurance that the current working capital will be sufficient to cover cash requirements during that period or to bring the Company to a positive cash flow position. In addition, lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company’s ability to expand its business as planned, and, if severe enough, may shorten the period in which the current working capital may be expected to satisfy the Company’s requirements, force curtailed operations, or cause the Company to sell assets.

        The Company’s capital requirements depend on a number of factors including market acceptance of its products and services, the amount of resources the Company devotes to network expansion, new product development, sales and marketing expansion, brand promotions and other factors. The Company expects a substantial increase in capital expenditures and operating leases consistent with the planned growth in its convergent messaging and Internet infrastructures and anticipates that this will continue for the foreseeable future. Additionally, the Company expects to make additional investments in technologies and its network, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions.

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

        There can be no assurance that the Company will either (i) restructure its obligations with trade and judgment creditors, (ii) achieve a level of revenues adequate to generate sufficient cash flow from operations, or (iii) receive additional debt or equity financing necessary to support the Company’s working capital requirements. To the extent that funds generated from operations and any additional financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company and further could be dilutive to existing shareholders. If adequate working capital is not available, the Company may be required to curtail its operations. Accordingly, the Company’s independent public accountants’ reports for the years ending 2001 and 2000 contain a paragraph discussing substantial doubt surrounding the Company’s ability to continue as a going concern.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company is party to several lawsuits the details of which are incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

 Item 2.   CHANGES IN SECURITIES

During May 2002, Augustine Fund, LP, and Shaar Fund Ltd. converted shares of the Company’s Series F Preferred Stock into  an aggregate amount of 8,559,777 shares of Class A Common Stock pursuant to their respective agreements with the Company dated May 26, 2000.

 Item 3.   DEFAULTS UPON SENIOR SECURITIES

The Company’s Series D, Series E, and Series F Preferred Stock had dividends in arrears as of May 10, 2001 of $353,604, $110,176, and $150,297, respectively.  The Company has not issued any  dividends except as part of certain conversions to Class A Common Stock made by Augustine Fund, L.P.

Since February 7, 2001, the Company has been in default for nonpayment of its $750,000 secured loan from Compaq.  The loan from Compaq is secured by substantially all of the assets of the Company pursuant to a

Security Agreement dated December 28, 200 between the Company and Compaq.  To the extent default on the loan continues, Compaq may exercise all rights and remedies of a secured party under Texas law in addition to all other rights and remedies granted to it pursuant to the security agreement.  The loan bears a 15% annual default rate of interest, which is payable monthly in arrears until the principal balance is paid in full.  As of the date of this report, the entire $750,000 principal amount of the loan, plus $30,503 in accrued interest was due and payable.

Item 5:   OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).

3.2 Bylaws of the Company (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).

4.1 Form of Certificate Representing Class A Common Stock (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).

4.2 Form of Certificate Representing Class B Common Stock (incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, No. 333-60765, filed September 17, 1999).

4.3 Form of Certificate Representing the Series D Redeemable Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report for the period ended June 30, 2000 (file no. 000-30412)).

4.4 Form of Certificate Representing the Series E Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report for the period ended June 30, 2000(file no. 000-30412).

4.5 Form of Certificate Representing the Series F Convertible Preferred Stock (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report for the period ended June 30, 2000(file no. 000-30412).

4.6 Statement of the Powers, Designations, Preferences and Rights of the Series D Preferred Stock (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report for the period ended June 30, 2000 (file no. 000-30412).

4.7 Statement of the Powers, Designations, Preferences and Rights of the Series E Convertible Preferred Stock (incorporated by reference in the same numbered exhibit to the Company’s Quarterly Report on form 10-QSB for the period ended June 30, 2000 (file no. 000-30412).

4.8           Statement of the Powers, Designations, Preferences and Rights of the Series F Convertible Preferred Stock (incorporated by reference in the same numbered exhibit to the Company’s Quarterly Report on form 10-QSB for the period ended June 30, 2000 (file no. 000-30412).

4.9           Eight Percent (8%) Convertible Note Due March 8, 2004 (incorporated by reference in the same numbered exhibit to the Company's Annual Report on form 10-KSB for the period ended December 31, 2001 (file no. 000-30412).

 Item 6(b):   Reports on Form 8-K

None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

CYNET, INC.
(Registrant)

Date: 05/20/02	/s/ Vincent W. Beale, Sr.
Vincent W. Beale, Sr., Chairman of the Board and Chief Executive Officer

Date: 05/20/02	/s/ Samuel C. Beale
Samuel C. Beale, Vice President and Chief Financial Officer, General Counsel, Secretary and Director