Form 10QSB
period 2002-06-30
CYNET INC
filed 2002-08-14
CIK 1027878

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarter ended June 30, 2002.

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

Class A Common Stock, no par value

Class B Common Stock, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to be file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

90,492,729 shares of Class A Common Stock as of August 5, 2002.

268,015 shares of Class B Common Stock as of August 5, 2002.

CYNET, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

as of June 30, 2002 (unaudited) and December 31, 2001 (audited)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash	$11,121	$—
Accounts receivable, net:
Trade	168,100	55,296
Affiliates	—	312,057
Inventory	—	4,200
Prepaid expenses	30,251	80,159
Other current assets	—	7,504
Total Current Assets	209,472	459,216

Property and Equipment, net	949,346	1,535,138
Intangible asset	284,962	300,000
Total assets	1,443,780	2,294,354

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable	5,687,416	6,262,112
Accrued expenses	1,769,626	1,321,377
Note Payable, excluding accrued interest	1,539,818	1,539,818
Accrued interest payable	1,179,532	773,054
Advances from affiliates	744,291	744,291
Accrued stock and warrant rights	50,000	50,000
Total Current Liabilities	10,970,683	10,690,652
Long term notes payable	1,708,310	1,258,310
Total Liabilities	12,678,993	11,948,962

Capital Deficit:
Cumulative Convertible Preferred Stock:
Series A, non-voting, $2.00 and $1.43 stated value; 3,600,000 shares authorized; no shares issued and outstanding	—	—
Series B, non-voting, $3.00 stated value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C, non-voting, $1.09 stated value; 1,600,000 shares authorized; no shares issued and outstanding	—	—
Series D, non-voting, $1.25 stated value; 4,000,000 shares authorized; 2,926,200 shares issued and outstanding	3,657,750	3,657,750
Series E, non-voting, $1,000 stated value; 1,635 shares authorized; 1,591 shares issued and outstanding	1,591,000	1,591,000
Series F, non-voting, $1,000 stated value; 2,185 shares authorized; 1,790 and 2,074 shares issued and outstanding	1,790,000	2,074,000
Common stock:
Class A voting, no par value; 100,000,000 shares authorized; 90,492,729 and 58,792,763 shares issued and outstanding	24,532,033	24,213,237
Class B nonvoting, no par value; 20,000,000 shares authorized; 268,015 shares issued and outstanding	544,744	544,744
Additional paid-in capital	3,380,985	3,380,985
Outstanding warrants	4,292,170	4,292,170
Deficit	(51,023,895)	(49,408,494)

Total Capital Deficit	(11,235,213)	(9,654,608)
Total Liabilities and Capital Deficit	$1,443,780	$2,294,354

The accompanying notes are integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

For the three and six months ended June 30, 2002 and June 30, 2001

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues	$338,917	$1,648,218	$743,312	$3,259,101
Cost of revenues	108,454	990,920	185,449	2,026,769
Gross profit	230,463	657,298	557,863	1,232,332

Selling, general and administrative expenses	501,597	2,530,802	1,069,113	6,329,333
Depreciation and amortization	300,415	318,368	600,830	618,783

Total operating expenses	802,012	2,849,170	1,669,943	6,948,116

Loss from operations	(571,549)	(2,191,872)	(1,112,080)	(5,715,784)
Other income (expense):
Interest (net)	(262,693)	(206,227)	(525,386)	(580,278)
Other (net)	—	—	—	177,120

Net loss before dividends on preferred stock	(834,242)	(2,398,099)	(1,637,466)	(6,118,942)

Dividends on Preferred Stock	(26,011)	(161,473)	(34,796)	(775,550)
Cumulative dividend requirements on preferred stock	(202,140)	(83,322)	(404,280)	(697,399)
Net loss applicable to common stockholders	$(1,062,393)	$(2,642,804)	$(2,076,542)	$(6,986,492)

Net loss per common share – basic and fully diluted	$(0.01)	$(0.07)	$(0.03)	$(0.20)
Weighted Average Common Shares Outstanding	78,985,921	35,825,790	69,534,832	33,944,371

The accompanying notes are integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

as of June 30, 2002 and June 30, 2001

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(1,637,466)	$(6,118,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600,830	618,783
Provision for bad debts	46,861	65,035
Stock and warrant rights issued for loan costs and services	—	1,904,562
Decrease in:
Inventory	4,200	288,751
Prepaid expenses and other assets	57,412	49,873
Accounts receivable	199,253	134,823
Increase in:
Accounts payable and accrued expenses	280,031	1,789,370
Net cash used in operating activities	(448,879)	(1,267,746)

Cash flows from investing activities:
Purchase of property and equipment	—	(59,328)
Proceeds from sale of property and equipment	—	400
Net cash used in investing activities	—	(58,928)

Cash flows from financing activities:
Issuance of Common Stock – Class A	—	100,000
Proceeds from notes payable	460,000	708,229
Payments on leases	—	(9,697)
Proceeds from (advances to) affiliate	—	473,133
Net cash provided by financing activities	460,000	1,271,665

Net increase (decrease) in cash	11,121	(55,009)
Cash, beginning of period	—	80,009
Cash, end of period	$11,121	$25,000

The accompanying notes are integral part of these condensed consolidated financial statements.

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

The Company is an e-messaging solutions provider integrating electronic messaging with Internet services. The Company’s products and services are convergent messaging, which includes Fax, Data, E-Mail and Wireless Messaging.

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

RESEARCH AND DEVELOPMENT

Expenditures for research and development of telecommunication technology as it relates to fax technology and to various customer interface and application needs are charged to expense as incurred. For the three months ended June 30, 2002 and 2001, research and development expenditures were approximately zero and $55,770, respectively and for the six months ended June 30, 2002 and 2001, research and development expenditures were approximately zero and $292,766, respectively.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2002 and 2001, certain potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

RISKS AND UNCERTAINTIES

The Company is subject to the business risks inherent in the telecommunications industry. These risks include, but are not limited to, a high degree of competition and continuous technological advances. Future technological advances in the industry may result in the availability of new services or products that could compete with the enhanced messaging and Internet services currently provided by the Company or decreases in the cost of existing products or services that could enable the Company’s established or potential customers to fulfill their own needs for enhanced messaging and Internet services more cost efficiently. There can be no assurance that the Company would not be adversely affected in the event of such technological change.

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

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues decreased to $338,917 for the three months ended June 30, 2002 from $1,648,218 for the three months ended June 30, 2001. The decrease of $1,309,301 or 79% was attributable to a decrease in sales of the Company’s products and services resulting from a reduction in the size of the operation and restructuring of sales.

Cost of revenues decreased to $108,454 for the three months ended June 30, 2002 from $990,920 for the three months ended June 30, 2001. The cost of revenues as a percentage of revenues decreased to 32% for the three months ended June 30, 2002 as compared to 60% for the three months ended June 30, 2001. The decrease in cost of revenues of $882,466 or 89% was attributable to significant decreases in telephone charges and other costs. Gross margin increased to 68% for the three months ended June 30, 2002 from 40% for the three months ended June 30, 2001.

Selling, and general and administrative expenses decreased to $501,597 for the three months ended June 30, 2002 from $2,530,802 for the three months ended June 30, 2001. The decrease of $2,029,205 was primarily attributable to the effects of certain cost-containment measures undertaken by the Company during the quarter ended June 30, 2002 and prior periods.

Depreciation and amortization remained relatively unchanged at $300,415 for the three months ended June 30, 2002 from $318,368 for the three months ended June 30, 2001. The lack of significant change was attributable primarily to the fact that no equipment additions were made during the three months ended June 30, 2002.

Other expense amounted to $262,693 for the three months ended June 30, 2002 compared to other expense of $206,227 for the three months ended June 30, 2001. The increase of 27% or $56,466 was primarily related to the increases in outstanding long-term debt.

The Company incurred a net loss of $834,242 for the three months ended June 30, 2002 compared to a net loss of $2,398,099 for the three months ended June 30, 2001. The decrease in net loss was due to the factors discussed above.

Net loss per common share decreased to $0.01 for the three months ended June 30, 2002 compared to $0.07 for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues decreased to $743,312 for the six months ended June 30, 2002 from $3,259,101 for the six months ended June 30, 2001. The decrease of $2,515,789 or 77% was attributable to a decrease in sales of the Company’s products and services resulting from a reduction in the size of the operation and restructuring of sales.

Cost of revenues decreased to $185,449 for the six months ended June 30, 2002 from $2,026,769 for the six months ended June 30, 2001. The cost of revenues as a percentage of revenues decreased to 25% for the six months ended June 30, 2002 as compared to 62% for the six months ended June 30, 2001. The decrease in cost of revenues of $1,841,320 or 91% was attributable to significant decreases in telephone charges and other costs. Gross margin increased to 75% for the six months ended June 30, 2002 from 38% for the six months ended June 30, 2001.

Selling, and general and administrative expenses decreased to $1,069,113 for the six months ended June 30, 2002 from $6,329,333 for the six months ended June 30, 2001. The decrease of $5,260,220 or 83% was primarily attributable to the effects of certain cost-containment measures undertaken by the Company during the six months ended June 30, 2002 and prior periods.

Depreciation and amortization remained relatively unchanged at $600,830 for the six months ended June 30, 2002 from $618,783 for the six months ended June 30, 2001. The lack of significant change was attributable primarily to the fact that no equipment additions were made during the six months ended June 30, 2002.

Other expense amounted to $525,386 for the six months ended June 30, 2002 compared to other expense of $403,158 for the six months ended June 30, 2001.  The increase of 30% or $122,228 was primarily related to the increases in outstanding long-term debt.

The Company incurred a net loss of $1,637,466 for the six months ended June 30, 2002 compared to a net loss of $6,118,942 for the six months ended June 30, 2001.  The decrease in net loss was due to the factors discussed above.

Net loss per common share decreased to $0.03 for the six months ended June 30, 2002 compared to $0.22 for the six months ended June 30, 2001.

In the future the Company may experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Company’s common stock. Results of operations may fluctuate as a result of a variety of factors, including the demand for the Company’s services, the introduction of new services and service enhancements by the Company or its competitors, the market acceptance of new services, the mix of revenues between Internet-based versus telephony-based delivery, the timing of significant marketing programs, the number and timing of hiring of additional personnel, competitive conditions in the industry and the general condition of the economy. Shortfalls in revenues may adversely and disproportionately affect the Company’s results of operations because a high percentage of the Company’s operating expenses are relatively fixed. Accordingly, the Company believes that period-to-three months’ or period-to-six months’ comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable or that the Company’s operating results will meet management’s current expectations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $448,879 and $1,267,746 for the six months ended June 30, 2002 and 2001, respectively. The decrease in net cash used in operating activities for the six months ended June 30, 2002 was primarily due to the effects of certain reductions in the Company’s operational activities.

Net cash used in investment activities was zero and $58,928 for the six months ended June 30, 2002 and 2001, respectively. There were no capital expenditures for operating and other equipment during the six months ended June 30, 2002.

Net cash provided by financing activities was $460,000 and $1,271,665 for the six months ended June 30, 2002 and 2000, respectively. For the six months ended June 30, 2002, the Company obtained financing primarily through the issuance of a long-term note payable (the “Note”) in the principal amount of $450,000 due and payable March 8, 2004.  The Note bears interest on the principal sum outstanding, at the rate of 8% per annum due and payable in quarterly installments in arrears, on March 31, June 30, September 30, and December 31 of each year during the term of the Note, with the first such payment due and payable on June 30, 2002.  For the six months ended June 30, 2001 the Company obtained financing primarily through a series of private sales of Series C Preferred and Class A Common Stock and issuance of notes payable.

As of June 30, 2002 the Company had $11,121 cash on hand and a deficit working capital position of $10,761,211.

The Company’s internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company does not expect that internal sources of liquidity will improve until additional operating revenues are generated and, until such time, the Company will continue to rely on external sources for liquidity. Until the Company can obtain monthly gross revenues sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue as a going concern. There is also no assurance that the current working capital will be sufficient to cover cash requirements during that period or to bring the Company to a positive cash flow position. In addition, lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company’s ability to expand its business as planned, and, if severe enough, may shorten the period in which any current working capital may be expected to satisfy the Company’s requirements, force curtailed operations, or cause the Company to sell assets.

The Company’s capital requirements depend on a number of factors including market acceptance of its products and services, the amount of resources the Company devotes to network expansion, new product development, sales and marketing expansion, brand promotions and other factors. The Company does not expect a substantial increase in capital expenditures and operating leases.

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

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company has reported numerous legal proceedings the details of which are incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

Item 2.  CHANGES IN SECURITIES

During June 2002, Augustine Fund, LP converted shares of the Company’s Series F Preferred Stock into an aggregate number of 20,882,573 shares of Class A Common Stock pursuant to an agreement with the Company dated May 26, 2000.

Also during June 2002, Shaar Fund Ltd. refunded to the Company 1,523,478 shares of the Company’s Class A Common Stock which had been erroneously issued to it in connection with its conversion of the Company’s Series F Preferred Stock in May 2002 pursuant to its agreement with the Company dated May 26, 2000.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

The Company’s Series D, Series E and Series F Preferred Stock had dividends in arrears as of May 10, 2001 of $353,604, $110,176 and $150,297, respectively.  These dividends have remained unpaid. The Company has not issued any stock dividends except as part of certain conversions to Class A Common Stock made by Augustine Fund, LP.

Since February 7, 2001, the Company has been in default for nonpayment of its $750,000 secured loan from Compaq Corporation (“Compaq”.)  The loan from Compaq is secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 28, 2000 between the Company and Compaq.  To the extent default on the loan continues, Compaq may exercise all rights and remedies of a secured party under Texas law in addition to all other rights and remedies granted to it pursuant to the Security Agreement.  The loan bears a 15% annual default rate of interest, which is payable monthly in arrears until the principal balance is paid in full.  As of the date of this report, the entire principal amount of the loan of $750,000, plus accrued interest of $58,628, was due and payable.

Item 5:  OTHER INFORMATION

On June 21, 2002, the Company’s Board of Directors approved a proposal to grant, at a future date, options for the purchase of the Company’s Common Stock to certain employees of the Company pursuant to the provisions of the Company’s 1997 Restated Stock Option Plan and the Incentive Option Agreement.

On August 6, 2002, the Company entered into a financing agreement with Polaris Enterprises, L.L.C. (“Polaris”) to provide the Company with debt financing over the next twenty-four (24) months in amounts solely in the discretion of Polaris and based upon the financial and management performance of the Company, including among other things, the Company’s ability to restructure its present liabilities.

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

4.9 Eight percent (8%) Convertible Note Due March 8, 2004, executed by the Company in favor of Augustine Fund, L.P. (incorporated by reference in the same numbered exhibit to the Company’s Annual Report on form 10-KSB for the period ended December 31, 2001 (file no. 000-30412)).

4.10 Eight Percent (8%) Note Due August 1, 2007, executed by the Company in favor of Polaris Enterprises, L.L.C.

99.1 Certifications Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002.)

Item 6(b):  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

CYNET, INC.
(Registrant)

Date: 08/14/02	/s/ Vincent W. Beale, Sr.
Vincent W. Beale, Sr., Chairman of the Board and Chief Executive Officer

Date: 08/14/02	/s/ Samuel C. Beale
Samuel C. Beale, Vice President and Chief Financial Officer, General Counsel, Secretary and Director