Form 10QSB
period 2002-09-30
CYNET INC
filed 2002-11-20
CIK 1027878

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the
quarter ended September 30, 2002.

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

(800) 239-8978

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

92,891,604 shares of Class A Common Stock as of November 11, 2002.

5,325,223 shares of Class B Common Stock as of November 11, 2002.

CYNET, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2002 (unaudited) and December 31, 2001 (audited)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash	$15,624	$—
Accounts receivable, net:
Trade	196,901	55,296
Affiliates	—	312,057
Inventory	—	4,200
Prepaid expenses	5,297	80,159
Other current assets	—	7,504
Total Current Assets	217,822	459,216

Property and Equipment, net	656,450	1,535,138
Intangible asset	277,443	300,000
Total assets	1,151,715	2,294,354

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable	5,721,612	6,262,112
Accrued expenses	2,484,536	1,321,377
Note Payable, excluding accrued interest	1,539,818	1,539,818
Accrued interest payable	1,237,271	773,054
Advances from affiliates	744,291	744,291
Accrued stock and warrant rights	50,000	50,000
Total Current Liabilities	11,777,528	10,690,652
Long term notes payable	1,708,310	1,258,310
Total Liabilities	13,485,838	11,948,962

Capital Deficit:
Cumulative Convertible Preferred Stock:
Series A, non-voting, $2.00 and $1.43 stated value; 3,600,000 shares authorized; no shares issued and outstanding	—	—
Series B, non-voting, $3.00 stated value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Series C, non-voting, $1.09 stated value; 1,600,000 shares authorized; no shares issued and outstanding	—	—
Series D, non-voting, $1.25 stated value; 4,000,000 shares authorized; 2,926,200 shares issued and outstanding	3,657,750	3,657,750
Series E, non-voting, $1,000 stated value; 1,635 shares authorized; 1,591 shares issued and outstanding	1,591,000	1,591,000
Series F, non-voting, $1,000 stated value; 2,185 shares authorized; 1,740 and 2,074 shares issued and outstanding	1,740,000	2,074,000
Common stock:
Class A voting, no par value; 100,000,000 shares authorized; 90,992,729 and 58,792,763 shares issued and outstanding	24,536,533	24,213,237
Class B nonvoting, no par value; 20,000,000 shares authorized; 5,325,223 shares issued and outstanding	590,224	544,744
Additional paid-in capital	3,380,985	3,380,985
Outstanding warrants	4,292,170	4,292,170
Deficit	(52,122,805)	(49,408,494)

Total Capital Deficit	(12,334,123)	(9,654,608)
Total Liabilities and Capital Deficit	$1,151,715	$2,294,354

The accompanying notes are integral part of these condensed consolidated financial statements.

PART I---FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

For the three and nine months ended September 30, 2002 and September 30, 2001

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$255,635	$990,447	$998,947	$4,249,548
Cost of revenues	119,641	487,524	305,090	2,514,293
Gross profit	135,994	502,923	693,857	1,735,255

Selling, general and administrative expenses	607,842	1,272,507	1,676,955	7,601,840
Depreciation and amortization	300,415	294,260	901,245	913,043

Total operating expenses	908,257	1,566,767	2,578,200	8,514,883

Loss from operations	(772,263)	(1,063,844)	(1,884,343)	(6,779,628)
Other income (expense):
Interest (net)	(326,647)	(207,317)	(852,033)	(787,594)
Other (net)	—	(1,379)	—	175,740

Net loss before dividends on preferred stock	(1,098,910)	(1,272,540)	(2,736,376)	(7,931,482)

Dividends on Preferred Stock	(8,745)	—	(43,541)	(1,019)
Cumulative dividend requirements on preferred stock	(176,129)	(147,292)	(580,409)	(922,841)
Net loss applicable to common stockholders	$(1,283,784)	$(1,419,832)	$(3,360,326)	$(8,315,342)

Net loss per common share — basic and fully diluted	$(0.01)	$(0.03)	$(0.04)	$(0.23)
Weighted Average Common Shares Outstanding	93,901,775	42,569,684	77,746,402	36,857,757

The accompanying notes are integral part of these condensed consolidated financial statements.

CYNET, INC.

PART I---FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

as of September 30, 2002 and September 30, 2001

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net loss	$(2,736,376)	$(7,391,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	901,245	913,878
Provision for bad debts	46,861	85,388
Stock and warrant rights issued for loan costs and services	—	1,904,562
Decrease in:
Inventory	4,200	432,687
Prepaid expenses and other assets	82,366	140,443
Accounts receivable	170,452	114,220
Increase in:
Accounts payable and accrued expenses	1,086,876	2,250,442
Net cash used in operating activities	(444,376)	(1,549,862)

Cash flows from investing activities:
Purchase of property and equipment	—	(59,328)
Proceeds from sale of property and equipment	—	400
Net cash used in investing activities	—	(58,928)

Cash flows from financing activities:
Issuance of Common Stock — Class A	—	100,000
Proceeds from notes payable	460,000	1,019,884
Payments on notes payable	—	(77,156)
Payments on leases	—	(19,433)
Proceeds from (advances to) affiliate	—	531,230
Net cash provided by financing activities	460,000	1,554,525

Net increase (decrease) in cash	15,624	(54,265)
Cash, beginning of period	—	80,009
Cash, end of period	$15,624	$25,744

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

RESEARCH AND DEVELOPMENT

                Expenditures for research and development of telecommunication science as it relates to fax technology and to various customer interface and application needs are charged to expense as incurred. For the three months ended September 30, 2002 and 2001, research and development expenditures were approximately zero and $18,841, respectively and for the nine months ended September 30, 2002 and 2001, research and development expenditures were approximately zero and $311,607, respectively.

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

                Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2002 and 2001, certain potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

FORWARD LOOKING STATEMENTS

                When used in this Form 10-QSB and elsewhere by the Company from time to time, the words “believes,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements concerning the Company’s operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about the Company’s business strategy and means to implement the strategy, the Company’s objectives, the amount of future capital expenditures, the likelihood of the Company’s success in developing and introducing new products and services and expanding its business, and the timing of the introduction of new and modified products and services. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company, and reflect future business decisions, which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements.

Item 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

                Revenues decreased to $255,635 for the three months ended September 30, 2002 from $990,447 for the three months ended September 30, 2001. The decrease of $734,812 or 74% was attributable to a decrease in sales of the Company’s products and services resulting from a reduction in the size of the operation and restructuring of sales.

                Cost of revenues decreased to $119,641 for the three months ended September 30, 2002 from $487,524 for the three months ended September 30, 2001. The cost of revenues as a percentage of revenues decreased to 47% for the three months ended September 30, 2002 as compared to 49% for the three months ended September 30, 2001. The decrease in cost of revenues of $367,879 or 75% was attributable to significant decreases in maintenance and telephone charges and other costs. Gross margin increased to 53% for the three months ended September 30, 2002 from 51% for the three months ended September 30, 2001.

                Selling, and general and administrative expenses decreased to $607,842 for the three months ended September 30, 2002 from $1,272,507 for the three months ended September 30, 2001. The decrease of $664,665 was primarily attributable to the effects of certain cost-containment measures undertaken by the Company during the quarter ended September 30, 2002 and prior periods.

                Depreciation and amortization remained relatively unchanged at $300,415 for the three months ended September 30, 2002 from $294,260 for the three months ended September 30, 2001.   The lack of significant change was attributable primarily to the fact that no equipment additions were made during the three months ended September 30, 2002.

                Other expense amounted to $326,647 for the three months ended September 30, 2002 compared to other expense of $208,696 for the three months ended September 30, 2001.  The increase of 57% or $117,951 was primarily related to the increases in outstanding long-term debt.

                The Company incurred a net loss of $1,098,910 for the three months ended September 30, 2002 compared to a net loss of $1,272,540 for the three months ended September 30, 2001.  The decrease in net loss was due to the factors discussed above.

                Net loss per common share decreased to $0.01 for the three months ended September 30, 2002 compared to $0.03 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

                Revenues decreased to $998,947 for the nine months ended September 30, 2002 from $4,249,548 for the nine months ended September 30, 2001. The decrease of $3,250,601 or 76% was attributable to a decrease in sales of the Company’s products and services resulting from a reduction in the size of the operation and restructuring of sales.

                Cost of revenues decreased to $305,090 for the nine months ended September 30, 2002 from $2,514,293 for the nine months ended September 30, 2001. The cost of revenues as a percentage of revenues decreased to 31% for the nine months ended September 30, 2002 as compared to 59% for the nine months ended September 30, 2001. The decrease in cost of revenues of $2,209,203 or 88% was attributable to significant decreases in maintenance and telephone charges and other costs. Gross margin increased to 69% for the nine months ended September 30, 2002 from 41% for the nine months ended September 30, 2001.

                Selling, and general and administrative expenses decreased to $1,676,955 for the nine months ended September 30, 2002 from $7,601,840 for the nine months ended September 30, 2001. The decrease of $5,924,885 or 78% was primarily attributable to the effects of certain cost-containment measures undertaken by the Company during the nine months ended September 30, 2002 and prior periods.

                Depreciation and amortization remained relatively unchanged at $901,245 for the nine months ended September 30, 2002 from $913,043 for the nine months ended September 30, 2001.   The lack of significant change was attributable primarily to the fact that no equipment additions were made during the nine months ended September 30, 2002.

                Other expense amounted to $852,033 for the nine months ended September 30, 2002 compared to other expense of $611,854 for the nine months ended September 30, 2001.  The increase of 39% or $240,179 was primarily related to the increases in outstanding long-term debt.

                The Company incurred a net loss of $2,736,376 for the nine months ended September 30, 2002 compared to a net loss of $7,391,482 for the nine months ended September 30, 2001.  The decrease in net loss was due to the factors discussed above.

                Net loss per common share decreased to $0.04 for the nine months ended September 30, 2002 compared to $0.23 for the nine months ended September 30, 2001.

                In the future the Company may experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Company’s common stock. Results of operations may fluctuate as a result of a variety of factors, including the demand for the Company’s services, the introduction of new services and service enhancements by the Company or its competitors, the market acceptance of new services, the mix of revenues between Internet-based versus telephony-based delivery, the timing of significant marketing programs, the number and timing of hiring of additional personnel, competitive conditions in the industry and the general condition of the economy. Shortfalls in revenues may adversely and disproportionately affect the Company’s results of operations because a high percentage of the Company’s operating expenses are relatively fixed. Accordingly, the Company believes that period-to-three months’ or period-to-nine months’ comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable or that the Company’s operating results will meet management’s current expectations.

LIQUIDITY AND CAPITAL RESOURCES

                Net cash used in operating activities was $444,376 and $1,549,862 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in net cash used in operating activities for the nine months ended September 30, 2002 was primarily due to the effects of certain reductions in the Company’s operational activities.

                Net cash used in investment activities was zero and $58,928 for the nine months ended September 30, 2002 and 2001, respectively. There were no capital expenditures for operating and other equipment during the nine months ended September 30, 2002.

                Net cash provided by financing activities was $460,000 and $1,554,525 for the nine months ended September 30, 2002 and 2000, respectively. For the nine months ended September 30, 2002, the Company obtained financing primarily through the issuance of a long-term note payable (the “Note”) in the principal amount of $450,000 due and payable March 8, 2004.  The Note bears interest on the principal sum outstanding, at the rate of 8% per annum due and payable in quarterly installments in arrears, on March 31, June 30, September 30, and December 31 of each year during the term of the Note, with the first such payment due and payable on June 30, 2002.  For the nine months ended September 30, 2001 the Company obtained financing primarily through a series of private sales of Series C Preferred Stock and Class A Common Stock and issuance of notes payable.

                As of September 30, 2002 the Company had $15,624 cash on hand and a deficit working capital position of $11,559,706.

                The Company’s internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company does not expect that internal sources of liquidity will improve until additional operating revenues are generated and, until such time, the Company will continue to rely on external sources for liquidity. Until the Company can obtain monthly gross revenues sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue as a going concern. There is also no assurance that the current working capital will be sufficient to cover cash requirements during that period or to bring the Company to a positive cash flow position. In addition, lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company’s ability to expand its business as planned, and, if severe enough, may shorten the period in which any current working capital may be expected to satisfy the Company’s requirements, force curtailed operations, or may cause the Company to sell assets.

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

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

The Company has reported numerous legal proceedings the details of which are incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. Many of these proceedings have resulted in judgments against the Company.  The judgment creditors are in various stages of collection activity.

Item 2.    CHANGES IN SECURITIES

During August 2002, Polaris Enterprise, L.L.C. acquired shares of the Company’s Series F Preferred Stock in a private transaction with a non-affiliate existing holder of the Company’s Series F Preferred Stock.  Also during August 2002, Polaris Enterprise, L.L.C. converted shares of the Company’s Series F Preferred Stock into an aggregate number of 500,000 shares of Class A Common Stock and 5,057,208 shares of Class B Common Stock pursuant to an agreement with the Company dated May 26, 2000 and further modified by consent of the Company’s Board of Directors.

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

Item 5:    OTHER INFORMATION

On August 1, 2002, the Company’s Board of Directors approved an agreement allowing Polaris Enterprise, L.L.C. to convert Series E and Series F Preferred Stock into an equal number of shares of the Company’s Class B Common Stock as it would be entitled to issuance of Class A Common Stock in the event the Company is unable to issue to Polaris Class A Common Stock.

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

CYNET, INC.
(Registrant)

Date: 11/19/02	/s/ Vincent W. Beale, Sr.
Vincent W. Beale, Sr., Chairman of the Board
and Chief Executive Officer

Date: 11/19/02	/s/ Samuel C. Beale
Samuel C. Beale, Vice President and Chief
Financial Officer, General Counsel, Secretary
and Director